Form 10QSB
period 2000-09-30
SEGWAY VI CORP
filed 2000-11-16
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
<P>
                       FORM 10-QSB
<P>
                      (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
      For the quarterly period ended September 30, 2000
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from               to
<P>
            Commission File No.  000-31361
<P>
                     SEGWAY VI CORP.
       (Name of Small Business Issuer in Its Charter)
<P>
New Jersey                               22-3720628
(State of Other Jurisdiction of       (I.R.S. Employer
Incorporation or Organization)        Identification No.)
<P>
4400 Route 9 South, 2nd Floor, Freehold, NJ      07728
(Address of Principal Executive Offices)       (Zip Code)
<P>
                     (732) 409-1212
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
                 Yes          No    X
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2000 the Company had 5,000,000 shares of Common Stock outstanding, $0.0001 par value.
<P>
            PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December
31, 2000. The financial statements are presented on the accrual basis.
<P>
                   SEGWAY VI CORP.
<P>
                 FINANCIAL STATEMENTS
<P>
               AS OF SEPTEMBER 30, 2000
<P>
                   Segway VI Corp.
            Financial Statements Table of Contents
<P>

      FINANCIAL STATEMENTS                                   Page #
<P>
     Balance Sheet                                            1
<P>
     Statement of Operations and Retained Deficit             2
<P>
     Cash Flow Statement                                      3
<P>
     Notes to the Financial Statements                        4-6
<P>
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations
<P>
PART II   OTHER INFORMATION
<P>
Item 1. Legal Proceedings
<P>
Item 2. Changes in Securities
<P>
Item 3. Defaults Upon Senior Securities
<P>
Item 4. Submission of Matters to a Vote of Security Holders
<P>
Item 5. Other Information
<P>
Signatures
<P>
Financial Data Schedule

<P>
                       SEGWAY VI CORP.
                        BALANCE SHEET
                  As of September 30, 2000

                          ASSETS
<P>
CURRENT ASSETS
 Cash                                   $         11
<P>
    TOTAL ASSETS                        $         11
                                        ==============
<P>
           LIABILITIES AND STOCKHOLDER'S EQUITY
<P>
CURRENT LIABILITIES
<P>
 Accrued expenses                       $        175
                                        --------------
    TOTAL LIABILITIES                            175
                                        --------------
STOCKHOLDER'S EQUITY
<P>
 Common Stock - par value $0.0001;
 100,000,000 shares
 authorized; 5,000,000 issued
 and outstanding                                 500
<P>
 Preferred Stock - Par value $0.0001;
 20,000,000 shares
 authorized; none issued and outstanding           0
<P>
 Retained earnings                              (664)
                                        ---------------
    Total stockholder's equity                  (164)
                                        ---------------
<P>
    TOTAL LIABILITIES AND EQUITY        $         11
                                        ===============
<P>
The accompanying notes are an integral part
of these financial statements.

<P>
                      SEGWAY VI CORP.
                   STATEMENT OF OPERATIONS
                 From inception (April 6, 2000)
               Through September 30, 2000 and
            Three months Ended September 30, 2000
<P>

                                                    From Inception        Three Months
REVENUE             Sales                            $        0           $          0
                    Cost of sales                             0                      0
                                                     -------------------------------------
     GROSS PROFIT                                             0                      0
     GENERAL AND ADMINISTRATIVE EXPENSES
<P>
     Legal and Accounting Fees                              664                    248
                                                     -------------------------------------
<P>
          TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         664                    248
                                                      ------------------------------------
     Net loss                                              (664)                  (248)
<P>
     Retained Deficit, Beginning Balance                      0                      0
                                                      ------------------------------------
<P>
     Retained Deficit, Ending Balance                      (664)                  (248)
                                                      ====================================
<P>
NET EARNINGS PER SHARE
<P>
     Basic and Diluted
     Net loss per share                          (Less than .01)
<P>
Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               5,000,000
<P>
The accompanying notes are an integral part
of these financial statements.

<P>
                      SEGWAY VI CORP.
                 STATEMENT OF CASH FLOWS
          From April 6, 2000 (inception) through
                     September 30, 2000
<P>

     CASH FLOWS FROM OPERATING ACTIVITIES
<P>
             Net income (loss)                             $    (664)
<P>
               Increases (Decrease) in Accrued Expenses          175
                                                           -----------
     NET CASH PROVIDED OR (USED) IN OPERATIONS                  (489)
<P>
     CASH FLOWS FROM FINANCING ACTIVITIES
<P>
             None                                                  0
<P>
     CASH FLOWS FROM INVESTING ACTIVITIES
<P>
             Proceeds from issuance of common stock              500
                                                           ---------------
     CASH RECONCILIATION
<P>
             Net increase (decrease) in cash                      11
<P>
     CASH BALANCE AT END OF YEAR                          $       11
                                                           ===============
<P>

The accompanying notes are an integral part of these
financial statements.
<P>
                   SEGWAY VI CORP.
                As of September 30, 2000
<P>
1. Summary of significant accounting policies:
----------------------------------------------
<P>
Industry - Segway VI Corp. (The Company), a Company incorporated in the state of New Jersey as of April 6, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.
<P>
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.
Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.
<P>
Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls, The Company anticipates interested investors that intend to fund the Company's growth once a business is located.
<P>
Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.
<P>
Basis of Accounting - The Company's financial statements are prepared in accordance with generally accepted accounting principles.
<P>
Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.
<P>
Fair Value of Financial Instruments - The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.
<P>
Concentrations of Credit Risk - Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.
<P>
2. Related Party Transactions and Going Concern:
------------------------------------------------
<P>
The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.
<P>
The Company's shareholder funds The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.
<P>
3. Accounts Receivable and Customer Deposits:
----------------------------------------------
<P>
Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.
<P>
4. Use of Estimates:
--------------------
<P>
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.
<P>
5. Revenue and Cost Recognition:
---------------------------------
<P>
The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.
<P>
6. Accrued expenses:
--------------------
<P>
Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.
<P>
7. Operating Lease Agreements:
-------------------------------
<P>
The Company has no agreements at this time.
<P>
8. Stockholder's Equity:
-------------------------
<P>
Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued for the amount of $625. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.
<P>
9. Required Cash Flow Disclosure for Interest and Taxes
   Paid:
--------------------------------------------------------
<P>
The company has paid no amounts for federal income taxes and interest.
<P>
10. Earnings Per Share:
------------------------
<P>
Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board
(FASB) under Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.
<P>
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
<P>
Plan of Operation
------------------
<P>
The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.
<P>
Results of Operation
--------------------
<P>
The Company did not have any operating income from inception (April 6, 2000) through September 30, 2000. For quarter ended September 30, 2000, the registrant recognized a net loss of $248. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.
<P>
Liquidity and Capital Resources
-------------------------------
<P>
At September 30, 2000 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.
<P>
             PART II   OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not Applicable
<P>
Item 2. Changes in Securities.  None
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders. None
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27   Financial Date Schedule   Electronic Filing
             Only
<P>
                     SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 16, 2000.
<P>
     SEGWAY VI CORP.
<P>
     By:/s/ Richard I. Anslow
     --------------------------
            Richard I. Anslow
            President