Form 10QSB
period 2001-06-30
SEGWAY VI CORP
filed 2001-08-14
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 10,000,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

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

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

                                 SEGWAY VI CORP.

                                  BALANCE SHEET

                               As of June 30, 2001

                              and December 31, 2000

                                     ASSETS

CURRENT ASSETS                                            June 30,     December 31,
                                                            2001          2000
                                                            ----          ----
        Cash                                              $    31      $     3
                                                          -------      -------
                      TOTAL ASSETS                        $    31      $     3
                                                          =======      =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                      $   200      $   175
                                                          -------      -------
                      TOTAL LIABILITIES                       200          175
                                                          -------      -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    10,000,000 issued and outstanding                       1,000          500

  Additional paid in capital                                1,825          125

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                 0            0

  Retained earnings                                        (2,994)        (797)
                                                          -------      -------
  Total stockholders' equity                                 (169)        (172)
                                                          -------      -------
      TOTAL LIABILITIES AND EQUITY                        $    31      $     3
                                                          =======      =======

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

                             STATEMENT OF OPERATIONS

                     For the Six months ended June 30, 2001,

                  From April 6,2000 through June 30, 2000, and

              From inception (April 6, 2000) through March 31, 2001

                                                Six Months    Six Months     From Inception
                                              June 30, 2001  June 30, 2000   To June 30, 2001
                                              -------------  -------------   ----------------
REVENUE
               Sales                             $     0      $     0      $     0
               Cost of sales                           0            0            0
                                                 -------      -------      -------

GROSS PROFIT                                           0            0            0

GENERAL AND ADMINISTRATIVE EXPENSES                2,197          416        3,417
                                                 -------      -------      -------

NET LOSS                                          (2,197)        (416)     $(3,417)

     RETAINED DEFICIT, BEGINNING BALANCE            (797)           0
                                                 -------      -------

     RETAINED DEFICIT, ENDING BALANCE        $    (2,994)     $  (416)
                                             ===========      =======
NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                  (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding        8,750,000

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

                             STATEMENT OF OPERATIONS
                  For the Three months ended June 30, 2001, and
                    From April 6, 2000 through June 30, 2000

                                      June 30, 2001  June 30, 2000
                                      -------------  -------------
REVENUE
               Sales                    $     0      $     0
               Cost of sales                  0            0
                                        -------      -------
GROSS PROFIT                                  0            0

GENERAL AND ADMINISTRATIVE EXPENSES       2,048          416
                                        -------      -------
NET LOSS                                $(2,048)     $  (416)
                                        =======      =======

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From April 6, 2000 (inception) Through June 30, 2001

                                     SHARES      COMMON STOCK    ACCUMULATED DEFICIT  TOTAL
                                 ------------    ------------    -------------------  -----
Stock issued for cash               5,000,000    $        625                    $        625

Net loss                                                          $       (797)          (797)
                                 ------------    ------------    ------------    ------------

Total at December 31, 2000          5,000,000             625             (797)          (172)

Contributed capital
 by shareholders                                          200                             200

Stock issued for cash               5,000,000           2,000                           2,000

Net loss                                                                (2,197)        (2,197)
                                 ------------    ------------    ------------    ------------

Total at June 30, 2001             10,000,000    $      2,825    $     (2,994)   $       (169)
                                 ============    ============    ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.
                             STATEMENT OF CASH FLOWS
                  For the three months ended June 30, 2001, and
              from April 6, 2000 (inception) Through June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES                    Six Months      From Inception
        Net income (loss)                                 $(2,197)     $(2,994)

             Increases (Decrease) in Accrued Expenses          25          200
                                                          -------      -------
    NET CASH PROVIDED OR (USED) IN OPERATIONS              (2,172)      (2,794)

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                    0            0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock              2,000        2,625
        Proceeds from capital contributions                   200          200
                                                          -------      -------
                                                            2,200        2,825
CASH RECONCILIATION

        Net increase (decrease) in cash                        28           31
        Beginning cash balance                                  3
                                                          -------      -------
CASH BALANCE AT END OF YEAR                                    31           31
                                                          =======      =======

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

------------------------------------------------------------------------------

1. Summary of significant accounting policies:
-----------------------------------------------

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

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

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

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2. Related Party Transactions and Going Concern:
------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3. Accounts Receivable and Customer Deposits:
---------------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4. Use of Estimates:
--------------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5. Revenue and Cost Recognition:
--------------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6. Accrued expenses:
--------------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:
------------------------------

The Company has no agreements at this time.

8. Stockholder's Equity:
------------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $2,625 to Richard I. Anslow, Gregg E. Jaclin and Henry Val. The shareholders contributed an additional $200 to capital on February 8, 2001. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:
-------------------------------------------------------------

The company has paid no amounts for federal income taxes and interest.

10. Earnings Per Share:
-----------------------

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (April 6, 2000) through June 30, 2001. For quarter ended June 30, 2001, the registrant recognized a net loss of $2,048. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2001 the Company had no capital resources other than the receipt of $2,000 in cash for the issuance of 5,000,000 shares of common stock, and will rely on additional issuances of stock and advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.

On April 24, 2001, we issued 5,000,000 shares to Henry Val in consideration for the sum of $2,000. Our shareholders approved the transaction. No underwriter was involved in this transaction. We believe the shares issued in this transaction did not involve a public offering and were made in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On April 24, 2001, we issued 5,000,000 shares to Henry Val in consideration for the sum of $2,000. Our shareholders approved the transaction. No underwriter was involved in this transaction. We believe the shares issued in this transaction did not involve a public offering and were made in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

     SEGWAY VI CORP.

     By:/s/ Richard I. Anslow
     --------------------------
            Richard I. Anslow
            President