Form 10QSB
period 2001-09-30
SEGWAY VI CORP
filed 2001-11-08
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2001 the Company had 10,000,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                                Segway VI Corp.
                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

Balance Sheet                                         1

Statement of Operations                               2

Statement of Stockholders Equity                      3

Statement of Cash Flows                               4

Notes to the Financial Statements                   5-7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

                                 SEGWAY VI CORP.

                                  BALANCE SHEET

                            As of September 30, 2001

                              and December 31, 2000

                                     ASSETS

CURRENT ASSETS                       September 30, 2001       December 31, 2000
    Cash                                $         33         $          3
                                        ------------         ------------

           TOTAL ASSETS                 $         33         $          3
                                        ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                    $        300         $        175
                                        ------------         ------------

            TOTAL LIABILITIES                    300                  175
                                        ------------         ------------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    10,000,000 issued and outstanding          1,000                  500

  Additional paid in capital                   1,875                  125

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                    0                    0

  Accumulated Deficit                         (3,142)                (797)
                                        ------------         ------------

  Total stockholders' equity                    (267)                (172)
                                        ------------         ------------

      TOTAL LIABILITIES AND EQUITY        $       33         $          3
                                          ==========         ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

                             STATEMENT OF OPERATIONS

                  For the nine months ended September 30, 2001,
         from inception (April 6, 2000) through September 30, 2000, and from inception (April 6, 2000) through September 30, 2001

                                                   Nine Months      From Inception to     From Inception
                                               September 30, 2001  September 30, 2000  To September 30, 2001
                                               ------------------  ------------------  ---------------------
REVENUE         Sales                               $          0         $        0          $          0
                Cost of sales                                  0                  0                     0

     GROSS PROFIT                                              0                  0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                   2,345                664                 3,142

     NET LOSS                                             (2,345)              (664)         $     (3,142)
     RETAINED DEFICIT, BEGINNING BALANCE                    (797)                 0

     RETAINED DEFICIT, ENDING BALANCE               $     (3,142)        $     (664)

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                       (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding                8,750,000

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

                             STATEMENT OF OPERATIONS

               For the three months ended September 30, 2001, and
            from inception (April 6, 2000) through September 30, 2000

                                                   September 30, 2001  September 30, 2000
                                                   ------------------  ------------------
REVENUE        Sales                                   $          0       $        0
               Cost of sales                                      0                0

     GROSS PROFIT                                                 0                0

     GENERAL AND ADMINISTRATIVE EXPENSES                        148              248

     NET LOSS                                          $       (148)      $     (248)

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY

            From inception (April 6, 2000)through September 30, 2001

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,000,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital

 by shareholders                                       250                                     250

Stock issued for cash         5,000,000              2,000                                   2,000

Net loss                                                                  (2,345)           (2,345)
                            -------------      -------------      ---------------      ------------
Total at September 30, 2001  10,000,000         $    2,875           $    (3,142)        $    (267)
                            =============      =============      ===============      ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

                             STATEMENT OF CASH FLOWS

                For the nine months ended September 30, 2001, and
            from inception (April 6, 2000) through September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES                    Nine Months      From Inception
        Net income (loss)                              $    (2,345)      $ (3,142)

        Increases (Decrease) in accrued expenses               125            300
                                                       -------------    ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS               (2,220)        (2,842)

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                     0              0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock               2,000          2,625
        Proceeds from capital contributions                    250            250
                                                        ------------     ---------

                                                             2,250          2,875

CASH RECONCILIATION

        Net increase (decrease) in cash                         30             33
        Beginning cash balance                                   3
                                                          -----------   -----------

CASH BALANCE AT END OF YEAR                                     33             33
                                                          ===========   ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SEGWAY VI CORP.

-------------------------------------------------------------------------------

1. Summary of significant accounting policies:

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

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder's Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $2,625 to Richard I. Anslow, Gregg E. Jaclin and Henry Val. The shareholders contributed an additional $250 to capital during the year 2001. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------------

Plan of Operation
-----------------

We have filed an SB-2 registration statement with the SEC. The registration statement registers 4,000,000 units at $.10 per unit ($400,000), with each unit consisting of 1 share of our common stock, one A Warrant to purchase 1 share of our common stock at $.25 per share and on B Warrant ro purchase 1 share of our common stock at $.50 per share. We are also continuing its efforts to locate a merger candidate for the purpose of a merger.

Results of Operation
--------------------

We did not have any operating income from inception (April 6, 2000) through September 30, 2001. For the quarter ended September 30, 2001, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, we had no capital resources other than the receipt of $2,875 in cash for the issuance of common stock and additional capital contributions, and will rely on additional issuances of stock, capital contributions and advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 7, 2001.

     SEGWAY VI CORP.

     By:/s/ Richard I. Anslow, President
     -----------------------------------
            Richard I. Anslow
            President