Form 10KSB
period 2001-12-31
SEGWAY VI CORP
filed 2002-04-15
CIK 1120088

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2002, was: $-0-

Number of shares of our common stock outstanding as of April 15, 2002 is:
5,000,000

We do not have a Transfer Agent.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Segway VI Corp., was incorporated on April 6, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

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

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Richard I. Anslow, our President has agreed to allocate a portion of his time to the activities without compensation. Mr. Anslow anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Anslow.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2001, there were 2 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intends to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception (April, 2000) through December 31, 2001. For the year ended December 31, 2001, we recognized a net loss of $2,843. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2001, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                 SEGWAY VI CORP.

                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

Segway VI Corp.
Financial Statements Table of Contents

         FINANCIAL STATEMENTS                                       Page #


                  Audit Report                                           1

                  Balance Sheet                                          2


                  Statement of Operations and Retained Deficit           3


                  Statement of Stockholders Equity                       4


                  Cash Flow Statement                                    5


                  Notes to the Financial Statements                    6-8

TO THE BOARD OF DIRECTORS
SEGWAY VI CORP.
FREEHOLD, NJ

We have audited the accompanying balance sheet of Segway VI Corp., as of December 31, 2001 and 2000, and the related statement of operation, equity and cash flows for the twelve months then ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway VI Corp., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

Gately & Associates, LLC
Certified Public Accountants
Orlando, Florida
March 19, 2002

                                 SEGWAY VI CORP.
                                  BALANCE SHEET
                             As of December 31, 2001
                              and December 31, 2000

                                     ASSETS

     CURRENT ASSETS                                   December 31, 2001    December 31, 2000
             Cash                                              $    35      $     3
                                                               -------      -------

                           TOTAL ASSETS                        $    35      $     3
                                                               =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                      $   750      $   175
                                                               -------      -------

                           TOTAL LIABILITIES                       750          175
                                                               -------      -------

     STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         10,000,000 issued and outstanding                        1,000          500

       Additional paid in capital                                1,925          125

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                 0            0

       Accumulated Deficit                                      (3,640)        (797)
                                                               -------      -------

       Total stockholders' equity                                 (715)        (172)
                                                               -------      -------


           TOTAL LIABILITIES AND EQUITY                        $    35      $     3
                                                               =======      =======


              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
                 For the twelve months ended December 31, 2001,
               from inception (April 6, 2000) through December 31,
       2000, and from inception (April 6, 2000) through December 31, 2001

                                                   Twelve Months   From Inception to     From Inception
                                               December 31, 2001   December 31, 2000   To December 31, 2001
REVENUE                    Sales                $         0     $          0      $         0
                           Cost of sales                  0                0                0
                                                -------------     ----------      ------------

     GROSS PROFIT                                         0                0                0

     GENERAL AND ADMINISTRATIVE EXPENSES              2,843              797            3,640
                                                -----------      -----------      -----------

     NET LOSS                                        (2,843)            (797)     $    (3,640)
                                                -----------      -----------      -----------

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (797)               0
                                                 -----------      -----------

     ACCUMULATED DEFICIT, ENDING BALANCE        $    (3,640)     $      (797)
                                                 ===========      ===========

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                  (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding           8,750,000

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VI CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (April 6, 2000)through December 31, 2001

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,000,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital

 by shareholders                                       300                                     300

Stock issued for cash         5,000,000              2,000                                   2,000

Net loss                                                                  (2,843)           (2,843)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   10,000,000         $     2,925          $     (3,640)        $    (715)
                            =============      =============      ===============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VI CORP.
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2001,
          and from inception (April 6, 2000) through December 31, 2001

     CASH FLOWS FROM OPERATING ACTIVITIES                December 31, 2001  From Inception
             Net income (loss)                              $    (2,843)      $ (3,640)

                  Increases (Decrease) in accrued expenses          575            750
                                                            -------------    ----------

         NET CASH PROVIDED OR (USED) IN OPERATIONS               (2,268)        (2,890)

     CASH FLOWS FROM FINANCING ACTIVITIES

             None                                                     0              0

     CASH FLOWS FROM INVESTING ACTIVITIES

             Proceeds from issuance of common stock               2,000          2,620
             Proceeds from capital contributions                    300            300
                                                             ------------     ---------

                                                                  2,300          2,925

     CASH RECONCILIATION

             Net increase (decrease) in cash                         32             35
             Beginning cash balance                                   3              0
                                                               -----------   -----------

     CASH BALANCE AT END OF YEAR                                     35             35
                                                               ===========   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VI CORP.

1. Summary of significant accounting policies:
   ------------------------------------------

Industry - Segway VI Corp. (The Company), a Company incorporated in the state of New Jersey as of April 6, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

8. Stockholder's Equity:
   --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $2,625. The shareholders contributed an additional $300 to capital during the year 2001. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. Our officers serve at the will of our Board of Directors.

Name                                Age           Positions and Offices Held
----                                ---           --------------------------
Richard I. Anslow                   40            President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of the director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Richard I. Anslow, Esq. has been our President, Secretary and Director since its inception. He received a Bachelor of Science Degree in Accounting from the State University of New York at Buffalo in 1982 and a Juris Doctor Degree from Benjamin Cardozo School of Law in 1985. Mr. Anslow is a principal of Anslow & Jaclin, LLP, a law firm based in Freehold, New Jersey. Such firm commenced operations in 1993 under the name Richard I. Anslow & Associates and changed its name to Anslow & Jaclin, LLP in January 2001. It currently has three (3) full time attorneys.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We have not filed Form 5 for the year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us However, our officer and director anticipates receiving benefits as a beneficial shareholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,000,000 shares of common stock to the following persons for a total of $625 in cash:

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

The address for Messrs. Anslow and Jaclin is 4400 Route 9 South, 2nd Floor, Freehold, New Jersey 07728.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-31361).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              SEGWAY VI CORP.

                              By: /s/ Richard I. Anslow
                              --------------------------
                                      Richard I. Anslow
                                      President, Secretary and Director

Dated: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                TITLE                        DATE
                                    -----                        ----

/s/ Richard I. Anslow               President, Secretary         April 15, 2002
----------------------              and Director
    Richard I. Anslow