Form 10QSB
period 2002-06-30
SEGWAY VI CORP
filed 2002-08-20
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31361

SEGWAY VI CORP.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, 2nd Floor, Freehold, NJ   07728
(Address of Principal Executive Offices)

(732) 409-1212
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2002: 10,000,000 shares of common stock outstanding, $0.0001 par value.

SEGWAY VI CORP.
FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

TABLE OF CONTENTS

Page(s)
Balance sheets	F-1-2

Statements of operations	F-3

Consolidated Statement of changes in Stockholders' Equity	F-4

Statements of cash flows	F-5-6

Notes to financial statements	F-7

                                 SEGWAY VI CORP.
                                  BALANCE SHEET
                               As of June 30, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                          June 30, 2002    December 31, 2001
                                                        -------------    -----------------

        Cash                                               $   (11)       $    35
                                                           -------        -------

                      TOTAL ASSETS                         $   (11)       $    35
                                                           =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                       $   950        $   750
                                                           -------        -------

                      TOTAL LIABILITIES                        950            750
                                                           -------        -------
STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    10,000,000 issued and outstanding                         1,000          1,000

  Additional paid in capital                                 1,975          1,925

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                  0              0

  Accumulated Deficit                                       (3,936)        (3,640)
                                                           -------        -------

  Total stockholders' equity                                  (961)          (715)
                                                           -------        -------

      TOTAL LIABILITIES AND EQUITY                         $   (11)       $    35
                                                           =======        =======

   The accompanying notes are an integral part of these financial statements.

                                      -1-

                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
                For the six months ended June 30, 2002 and 2001,
            and from inception (April 6, 2000) through June 30, 2002

                                                   Six Months        Six Months     From Inception
                                                  June 30, 2002    June 30, 2001   To June 30, 2002
                                                  -------------    -------------   ----------------

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  296              2,197              3,936
                                                  -----------        -----------        -----------

     NET LOSS                                            (296)            (2,197)            (3,936)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (3,640)              (797)                 0
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (3,936)       $    (2,994)       $    (3,936)
                                                  ===========        ===========        ===========

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding             8,750,000

   The accompanying notes are an integral part of these financial statements.

                                      -2-

                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
                For the three months ended June 30, 2002 and 2001

                                            Three Months      Three Months
                                           June 30, 2002     June 30, 2001
                                           -------------     -------------

REVENUE                    Sales               $     0        $     0
                           Cost of sales             0              0

     GROSS PROFIT                                    0              0

     GENERAL AND ADMINISTRATIVE EXPENSES           148          2,048

     ACCUMULATED DEFICIT, ENDING BALANCE       $  (148)       $(2,048)

The accompanying notes are an integral part of these financial statements.

                                      -3-

                                 SEGWAY VI CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               From inception (April 6, 2000) through June 30, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,000,000           $    625                                $    625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital

 by shareholders                                       300                                     300

Stock issued for cash         5,000,000              2,000                             2,000

Net loss                                                                  (2,843)           (2,843)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,000,000               2,925                (3,640)             (715)

Net loss                                                                    (296)             (296)

Contributed capital

 by shareholders                                         50                                     50
                            -------------      -------------      ---------------      ------------

Total at June 30, 2002      10,000,000          $     2,975        $      (3,936)       $     (961)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                      -4-

                                 SEGWAY VI CORP.
                             STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 2002 and
                 2001, and from inception through June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                              June 30, 2002  June 30, 2001   From Inception
                                                                  -------------  -------------   --------------

        Net income (loss)                                            $  (296)       $(2,197)       $(3,936)

                      Increases (Decrease) in accrued expenses           200             25            950
                                                                     -------        -------        -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                (96)        (2,172)        (2,986)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                             0          2,000          2,620
        Proceeds from capital contributions                               50            200            350
                                                                     -------        -------        -------

                                                                          50          2,200          2,970

CASH RECONCILIATION

        Net increase (decrease) in cash                                  (46)            28            (11)
        Beginning cash balance                                            35              3              0
                                                                     -------        -------        -------

CASH BALANCE AT END OF PERIOD                                            (11)            31            (11)
                                                                     =======        =======        =======

   The accompanying notes are an integral part of these financial statements.

                                      -5-

SEGWAY VI CORP.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

Results of Operations and Ongoing Entity   -   The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources   -   In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents   -   The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting   -   The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes   -   The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

SEGWAY VI CORP.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

Fair Value of Financial Instruments   -   The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk   -   Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.      Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

10.      Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

Results of Operation

We did not have any operating income from inception (April, 2000) through March 31, 2002. For the quarter ended June 30, 2002, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

SEGWAY VI CORP.

Date: August 20, 2002	By: /s/ Richard I. Anslow Richard I. Anslow President