Form 10QSB
period 2002-09-30
SEGWAY VI CORP
filed 2002-11-19
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 2002: 5,000,000 shares of common stock outstanding, $0.0001 par value.

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
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

TABLE OF CONTENTS

Page(s)
Balance sheets	F-1-2

Statements of operations	F-3

Consolidated Statement of changes in Stockholders' Equity	F-4

Statements of cash flows	F-5-6

Notes to financial statements	F-7

                                 SEGWAY VI CORP.
                                  BALANCE SHEET
                            As of September 30, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                         September 30, 2002   December 31, 2001

        Cash                                                $    (0)          $    35
                                                            -------           -------
                      TOTAL ASSETS                          $    (0)          $    35
                                                            =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                        $ 1,050           $   750
                                                            -------           -------

                      TOTAL LIABILITIES                       1,050               750
                                                            -------           -------
STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                          1,000             1,000

  Additional paid in capital                                  2,002             1,925

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                   0                 0

  Accumulated Deficit                                        (4,052)           (3,640)
                                                            -------           -------

  Total stockholders' equity                                 (1,050)             (715)
                                                            -------           -------

      TOTAL LIABILITIES AND EQUITY                          $    (0)          $    35
                                                            =======           =======

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2002 and 2001, and from inception (April 6, 2000) through September 30, 2002

                                                       Nine Months         Nine Months         From Inception
                                                      Sep. 30, 2002       Sep. 30, 2001       To Sep. 30, 2002

REVENUE                    Sales                     $         0           $         0           $         0
                           Cost of sales                       0                     0                     0
                                                     ------------           -----------           -----------

     GROSS PROFIT                                              0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     412                 2,843                 4,052
                                                     ------------           -----------           -----------

     NET LOSS                                               (412)               (2,843)               (4,052)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (3,640)                 (797)                    0
                                                     ------------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (4,052)          $    (3,640)          $    (4,052)
                                                     ============           ===========           ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                       (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                8,750,000

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2002 and 2001

                                              Three Months      Three Months
                                             Sep. 30, 2002     Sep. 30, 2001

REVENUE                    Sales                  $   0           $   0
                           Cost of sales              0               0
                                                  -----           -----

     GROSS PROFIT                                     0               0

     GENERAL AND ADMINISTRATIVE EXPENSES            116             248
                                                  -----           -----

     ACCUMULATED DEFICIT, ENDING BALANCE          $(116)          $(248)
                                                  =====           =====

The accompanying notes are an integral part of these financial statements.

                                 SEGWAY VI CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (April 6, 2000)through September 30, 2002

                                               COMMON STOCK
                               SHARES          AND APIC        ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,000,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       300                                     300

Stock issued for cash         5,000,000              2,000                                   2,000

Net loss                                                                  (2,843)           (2,843)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,000,000               2,925                (3,640)             (715)

Net loss                                                                    (412)             (412)

Contributed capital
 by shareholders                                         77                                     77
                            -------------      -------------      ---------------      ------------

Total at September 30, 2002 10,000,000         $      3,002        $      (4,052)      $    (1,050)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                  SEGWAY CORP.
                             STATEMENT OF CASH FLOWS
           For the nine months ended September 30, 2002 and 2001, and from inception through September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                    Sep.30, 2002   Sep. 30, 2001   From Inception

        Net income (loss)                              $      (412)      $ (2,843)     $    (4,052)

             Increases (Decrease) in accrued expenses          300            575            1,050
                                                       -------------    ------------      -----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                 (112)        (2,268)          (3,002)
CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0          2,000            2,620
        Proceeds from capital contributions                     77            300              377
                                                        ------------     ---------        ----------

                                                                77          2,300            2,997

CASH RECONCILIATION

        Net increase (decrease) in cash                        (35)            32              (11)
        Beginning cash balance                                  35              3                0
                                                          -----------   -----------     -----------

CASH BALANCE AT END OF PERIOD                                  (11)            35              (11)
                                                          ===========   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

SEGWAY VI CORP.
NOTES TO FINANCIAL STATEMENTS

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls, The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

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

The Company’s shareholders fund The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

8.     Stockholder's Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $2,625. The shareholders contributed additional capital of $77 and $300 during the years 2002 and 2001, respectively. On September 15, 2002, a shareholder of the Company agreed to tender his 5,000,000 shares for consideration relative to another company owned by the remaining shareholders. To date, such shares have not been tendered to treasury. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

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

Results of Operation

We did not have any operating income from inception (April, 2000) through September 30, 2002. For the quarter ended September 30, 2002, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	On September 15, 2002, one of our shareholders agreed to tender his 5,000,000 shares for consideration relative to another company owned by the remaining shareholders. To date, such shares have not been tendered to treasury.

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

SEGWAY VI CORP.

Date: November 18, 2002	By: /s/ Richard I. Anslow Richard I. Anslow President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard I. Anslow certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Segway VI Corp.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 18, 2002

/s/ Richard I. Anslow Richard I. Anslow Chief Executive Officer Chief Financial Officer