Form 10QSB
period 2003-06-30
SEGWAY VI CORP
filed 2003-08-13
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2003: 5,000,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY VI CORP.


                              FINANCIAL STATEMENTS


                              AS OF JUNE 30, 2003




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

                                 SEGWAY VI CORP.
                                  BALANCE SHEET
                               As of June 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                June 30, 2003    December 31, 2002

        Cash                                     $     0           $     0


             TOTAL ASSETS                        $     0           $     0
                                                 =======           =======



            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                             $ 1,500           $ 1,250
                                                 -------           -------


                      TOTAL LIABILITIES            1,500             1,250
                                                 -------           -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                 625               625

  Additional paid in capital                       2,377             2,377

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                        0                 0

  Accumulated Deficit                             (4,502)           (4,252)
                                                 -------           -------

  Total stockholders' equity                      (1,500)           (1,250)
                                                 -------           -------


      TOTAL LIABILITIES AND EQUITY               $     0           $     0
                                                 =======           =======






   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
              For the six months ended June 30, 2003 and 2002, and
              from inception (April 6, 2000) through June 30, 2003


                                                 Six Months         Six Months      From Inception
                                                 Jun. 30, 2003      Jun. 30, 2002   To Jun. 30, 2003

REVENUE                    Sales                 $         0        $         0     $         0
                           Cost of sales                   0                  0               0
                                                 -----------        -----------     -----------

     GROSS PROFIT                                          0                  0               0

     GENERAL AND ADMINISTRATIVE EXPENSES                 250                296           4,502
                                                 -----------        -----------     -----------

     NET LOSS                                           (250)              (296)         (4,502)

     ACCUMULATED DEFICIT, BEGINNING BALANCE           (4,252)            (3,640)              0
                                                 -----------        -----------     -----------

     ACCUMULATED DEFICIT, ENDING BALANCE         $    (4,502)       $    (3,936)    $    (4,502)
                                                 ===========        ===========     ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                   (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding            5,000,000




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY VI CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended June 30, 2003 and 2002



                                                 Three Months     Three Months
                                                 Jun. 30, 2003    Jun. 30,  2002

REVENUE                    Sales                 $    0           $     0
                           Cost of sales              0                 0
                                                 ------           -------

     GROSS PROFIT                                     0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES            150               148
                                                 ------           -------

     NET LOSS                                      (150)             (148)
                                                 ======           =======




   The accompanying notes are an integral part of these financial statements.



                                 SEGWAY VI CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               From inception (April 6, 2000) through June 30, 2003

                                               COMMON STOCK
                               SHARES          AND APIC        ACCUMULATED DEFICIT       TOTAL
                            -------------      -------------     ----------------     -------------
Stock issued for cash         4,000,000           $    500                              $      500
 on April 19, 2000
 for $0.000125

Stock issued for cash         1,000,000                125                                     125
 on August 4, 2000
 for $0.000125
Net loss                                                          $       (797)               (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                (797)               (172)

Contributed capital
 by shareholders                                       300                                     300

Stock issued for cash         5,000,000              2,000                                   2,000
 on April 24, 2001
 for $0.0004 per share

Subsequently to issuance     (5,000,000)
 these shares were returned
 to treasury, cancelled and
 the capital considered
 contributed by existing
 shareholders.

Net loss                                                                (2,843)             (2,843)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,000,000              2,925              (3,640)               (715)

Net loss                                                                  (612)               (612)

Contributed capital
 by shareholders                                        77                                      77
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,000,000              3,002              (4,252)             (1,250)

Net loss                                                                  (250)               (250)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003       5,000,000          $   3,002        $     (4,502)        $    (1,500)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.


                                   SEGWAY CORP.
                             STATEMENT OF CASH FLOWS
              For the six months ended June 30, 2003 and 2002, and
                      from inception through June 30, 2003




CASH FLOWS FROM OPERATING ACTIVITIES                   Jun.30, 2003     Jun. 30, 2002   From Inception

        Net income (loss)                              $      (250)      $   (296)     $    (4,502)

        Increases (Decrease) in accrued expenses               250            200            1,400
                                                       -------------    ------------      -----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)           (96)          (3,302)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0            2,625
        Proceeds from capital contributions                      0              0              377
                                                        ------------     ---------        ----------
                                                                 0              0            3,002

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (48)              (0)
        Beginning cash balance                                   0             35                0
                                                          -----------   -----------     -----------

CASH BALANCE AT END OF PERIOD                                   (0)           (13)              (0)
                                                          ===========   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY VI CORP.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

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

8.   Stockholder's Equity:
     --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued for the amount of $625. The shareholders contributed additional capital OF $77 and $2,300 during the years 2002 and 2001, respectively. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (April, 2000) through June 30, 2003. For the quarter ended June 30, 2003, the registrant recognized a net loss of $150. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        SEGWAY VI CORP.

Date:   August 11, 2003                 /s/  Ken Tetterington
                                        --------------------------------
                                        Ken Tetterington
                                        President, Secretary and Director


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

I, Ken Tetterington, certify that:

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

Dated: August 11, 2003
                                        /s/ Ken Tetterington
                                        --------------------------
                                        Ken Tetterington
                                        Principal Executive Officer and
                                        Principal Financial Officer