Form 10QSB
period 2003-09-30
3DLP INTERNATIONAL INC
filed 2003-10-21
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-31361

                            3DLP INTERNATIONAL INC.
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


                                SEGWAY VI CORP.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 21, 2003: 16,371,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2003

                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                     Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                      Page #




         Balance Sheet                                                         1


         Statement of Operations and Retained Deficit                          2


         Statement of Stockholders Equity                                      3


         Cash Flow Statement                                                   4


         Notes to the Financial Statements                                   5-6



                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)
                                  BALANCE SHEET
                            As of September 30, 2003
                              and December 31, 2002


                                     ASSETS

CURRENT ASSETS                                       September 30, 2003    December 31, 2002
  Cash                                                      $  10,607        $       0
                                                            ---------        ---------

                      TOTAL ASSETS                          $  10,607        $       0
                                                            =========        =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accrued expenses                                          $   3,450        $   1,250
  Shareholder loan                                             25,000                0
                                                            ---------        ---------

                      TOTAL LIABILITIES                        28,450            1,250
                                                            ---------        ---------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    issued and outstanding are
    16,371,000 and 5,000,000, respectively                      1,637              625

  Additional paid in capital                                  123,247            2,377

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                     0                0

  Accumulated Deficit                                        (142,727)          (4,252)
                                                            ---------        ---------

  Total stockholders' equity                                  (17,843)          (1,250)
                                                            ---------        ---------


      TOTAL LIABILITIES AND EQUITY                          $  10,607        $       0
                                                            =========        =========






   The accompanying notes are an integral part of these financial statements.


                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2003 and 2002, and from inception (April 6, 2000) through September 30, 2003



                                                   Nine Months        Nine Months          From Inception
                                               September 30, 2003  September 30, 2002   To September 30, 2003

REVENUE                    Sales                  $          0        $          0        $          0
                           Cost of sales                     0                   0                   0

     GROSS PROFIT                                            0                   0                   0

     GENERAL AND ADMINISTRATIVE EXPENSES                35,143                 412              39,395
     RESEARCH AND DEVELOPMENT COSTS                    103,332                   0             103,332

     NET LOSS                                         (138,475)               (412)           (142,727)

     ACCUMULATED DEFICIT, BEGINNING BALANCE             (4,252)             (3,640)                  0

     ACCUMULATED DEFICIT, ENDING BALANCE          $   (142,727)       $     (4,052)       $   (142,727)
                                                  ============        ============        ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                     (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             16,371,000




   The accompanying notes are an integral part of these financial statements.


                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2003 and 2002




                                        Three Months         Three Months
                                     September 30, 2003  September 30, 2002

REVENUE
          Sales                           $       0        $       0
          Cost of sales                           0
                                          ---------        ---------


GROSS PROFIT                                      0                0

GENERAL AND ADMINISTRATIVE EXPENSES          34,893              116
RESEARCH AND DEVELOPMENT COSTS              103,332                0
                                          ---------        ---------


Deficit                                   $(138,225)       $    (116)
                                          =========        =========



   The accompanying notes are an integral part of these financial statements.


                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (April 6, 2000)through September 30, 2003

                                                  COMMON        ADDITIONAL    ACCUMULATED
                               SHARES             STOCK          PAID IN        DEFICIT          TOTAL
                           -------------      -------------   -------------   -----------     ------------
Stock issued for cash         4,000,000          $     400                                      $      500
 on April 19, 2000
 for $0.000125 per share

Stock issued for cash         1,000,000                100                25                           125
 on August 4, 2000
 for $0.000125 per share

Net loss                                                                       $       (797)          (797)
                            ------------       ------------    -------------   -------------    -----------
Total at December 31, 2000    5,000,000                500               125           (797)          (172)

Contributed capital
 by shareholders                                                         300                           300

Stock issued for cash         5,000,000                500             1,500                         2,000
 on April 24, 2001
 for $0.0004 per share

Subsequently to issuance     (5,000,000)              (500)              500                             0
 these shares were returned
 to treasury, cancelled and
 the capital considered
 contributed by existing
 shareholders.

Net loss                                                                             (2,843)        (2,843)
                            -------------      -------------    -------------   -----------   ------------

Total at December 31, 2001    5,000,000                500             2,425         (3,640)          (715)

Net loss                                                                               (612)          (612)


Contributed capital
 by shareholders                                                          77                            77
                            -------------      -------------     -------------  ------------   ------------

Total at December 31, 2002    5,000,000                500             2,502         (4,252)        (1,250)

Shares issued in exchange
 of stock for acquisition
 of subsidiary on August 15,
 2003 for $0.01 per share
 on a one-for-one exchange
 of 11,371,000 common shares
 are as follows:

 Stock issued for the        10,000,000              1,000           102,332                       103,332
 purchase of research,
 technology and applied
 for patents for a
 value of $0.01 per share
 on July 7, 2003.

 Stock issued for cash        1,250,000                125            12,375                        12,500
 on July 3, 2003 for $0.01
 per share.

 Stock issued for cash          121,000                 12             6,038                         6,050
 on July 18, 2003 for $0.05
 per share.

Net loss                                                                           (138,475)      (138,475)
                            -------------      -------------    --------------  ------------   ------------

Total at September 30, 2003  16,371,000         $    1,637        $  123,247   $   (142,727)    $  (17,843)
                            =============      =============     =============  ============   ============




   The accompanying notes are an integral part of these financial statements.


                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
           For the nine months ended September 30, 2003 and 2002, and from inception through September 30, 2003




CASH FLOWS FROM OPERATING ACTIVITIES              September 30, 2003  September 30, 2002  From Inception
        Net income (loss)                              $  (138,475)      $    (412)     $  (142,727)
        Research costs acquired with stock                 103,332                          103,332
        Increases (Decrease) in accrued expenses             2,200             300            3,450
                                                       -------------    ------------      -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                  (32,943)           (112)         (35,945)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0               0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from loan from stockholder                 25,000               0           25,000
        Proceeds from issuance of common stock              18,550              77           21,552
                                                        ------------     ---------        -----------

                                                            43,550              77           46,552

CASH RECONCILIATION

        Net increase (decrease) in cash                     10,607             (35)          10,607
        Beginning cash balance                                   0              35                0
                                                          -----------   -----------       -----------

CASH BALANCE AT END OF PERIOD                               10,607              (0)          10,607
                                                          ===========   ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                      FOOTNOTES TO THE FINANCIAL STATEMENTS


1.   Summary of significant accounting policies:
--   -------------------------------------------

Industry - 3DLP International Inc., (the Company), was incorporated in the state
--------
of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International Inc. On August 15, 2003, the Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation, (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. The Subsidiary is an electronics hardware development company involved in the development of visual display technologies. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.

Results of Operations, Liquidity, Capital Resources and Going Concern - The
---------------------------------------------------------------------
Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, a development stage company, is considered to be an ongoing entity. The Company's shareholders may fund, at their discretion, any shortfalls in the Company's cash flow on a day to day basis during the time period that the Company is in the development stage. The Company may also seek both private and public debt and/or equity funding during this time period.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Research and Development costs - Research and Development costs are expensed as
------------------------------
incurred in accordance with generally accepted accounting principles. Costs in association with the development of a patented technology when computer software is developed will be capitalized when technological feasibility is established in accordance with financial accounting standard No. 86

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

2.   Related Party Transactions:
-------------------------------

On July 7, 2003, the Subsidiary, in a purchase agreement and a patent assignment agreement, acquired from Mr. Ken Tetterington (a Company Officer) and Mr. Francisco Schipperheijn two patent applications as described in draft United States Provisional Patent Application, an internet domain and uncompleted hardware for certain considerations and restrictions including the issuance of 10,000,000 common shares of stock in the Subsidiary.

Partners in the Company's securities law firm, Anslow and Jaclin, LLP, were the original incorporators of the Company and remain as shareholders in the Company. The firm continues to perform services for the Company.

From time-to-time shareholders may advance the Company its working capital needs.

3.   Accounts Receivable and Customer Deposits:
-----------------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
---------------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
---------------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
---------------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating and Capital Lease Agreements:
-------------------------------------------

The Company has no agreements at this time.

8.   Stockholder's Equity:
-------------------------

COMMON STOCK:

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001.

On April 19, 2000, the Company issued for $500 cash 4,000,000 shares of Common Stock with a par value of $0.0001 and a per share value of $0.000125.

On August 4, 2000, the Company issued for $125 cash 1,000,000 shares of Common Stock with a par value of $0.0001 and a per share value of $0.000125.

During the year 2001, the Company's shareholders contributed additional paid-in-capital in the amount of $300.

On April 24, 2001, the Company issued 5,000,000 shares of Common Stock for a stock subscription receivable in the amount of $2,000 for a per share value of $0.0004. Subsequently to the issuance, it was determined that the shares were to be returned to treasury, cancelled and the amount contributed to capital would be accounted for as additional paid-in-capital.

On August 5, 2003, in a private transaction, a change in control of the Company occurred through the acquisition of the majority of Common Shares issued and outstanding of the Company.

On August 15, 2003, the Company authorized and approved the acquisition of Selectrics Corporation (the Subsidiary), a wholly owned subsidiary, in an exchange of 11,371,000 Common Shares, all of the outstanding shares of stock of the Subsidiary on a one-for-one basis with the Company for a value of $121,882, or $0.01 per share.

PREFERRED STOCK:

The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9.   The Subsidiary:
-------------------

On June 24, 2003, Selectrics Corporation, the Subsidiary, was incorporated in the State of Delaware. The Subsidiary has authorized 100,000,000 common shares of stock with no par value.

On July 7, 2003, the Subsidiary issued 10,000,000 shares of its Common Stock for the acquisition of technology and applied patent assignments for a value of $103,332, or $0.01 per share. The value of this transaction was expensed as research and development costs in accordance with generally accepted accounting principles.

On July 1, 2003, the Subsidiary authorized the issuance of 1,250,000 Common Shares of stock to be issued from the Subsidiary's treasury in the form of a private placement offering at a price of $0.01 per share. The Subsidiary's management believes this offering to be exempt under the U.S. Securities Act of 1933. On July 3, 2003, the Subsidiary issued 1,250,000 Common Shares of stock to four shareholders for a total of $12,500, or $0.01 per share.

On July 18, 2003, the Subsidiary authorized the issuance of 250,000 Common Shares of stock to be issued from the Subsidiary's treasury in the form of a private placement offering at a price of $0.05 per share. The Subsidiary's management believes this offering to be exempt under the U.S. Securities Act of 1933. During August of 2003, the Subsidiary issued 121,000 Common Shares of stock for a total of $6,050, or $0.05 per share.

On August 15, 2003, the Subsidiary authorized and approved itself in becoming a wholly owned subsidiary of the Company in an exchange of 11,371,000 Common Shares, all of the outstanding shares, of stock on a one-for-one basis with the Company for a value of $121,882, or $0.01 per share.

10.  Required Cash Flow Disclosure for Interest and Taxes Paid:
--------------------------------------------------------------

The company has paid no amounts for federal income taxes and interest.

11.  Earnings Per Share:
-----------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted- average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

12.  Litigation, Claims and Assessments:
---------------------------------------

From time to time in the normal course of business the Company may be involved in litigation. The Company's management has determined that there are no asserted or unasserted claims that they are aware of at this time.

13.  Contracts, Agreements and Contingent Liabilities:
-----------------------------------------------------

On June 20, 2003, the Subsidiary entered into a consulting agreement with Weston Capital Partners Ltd. whereby Weston Capital Partners Ltd. will assist, consult and advise the Subsidiary for a term of six months on every part of the process in getting the Subsidiary listed on the OTC.BB exchange. Consideration for these services are a monthly fee of $1,000 per month for six months beginning June 15, 2003.

On July 7, 2003, the Subsidiary acquired technology and patent assignments from Mr. Ken Tetterington (an Officer of the Company) and Mr. Francisco Schipperheijn for a value of $103,332. The Subsidiary agreed to (a) Immediately pay past patent fees and to continue to maintain in good standing, all present and future costs, associated directly or indirectly with the patent applications and the represented technology development. (B) Maintain professional records of the patent applications and to inform and allow access by the vendor to all activities related to documentation and filings of the patent applications. (C) Not to sell the patents or the Technology in any way without the express written consent of the inventor. The assignment agreement is not transferable or salable by the purchaser in any way without the signed written agreement from the vendor. (D) The Patent applications shall be vended from the vendor to the purchaser for the sum of 10,000,000 Common Shares of the Subsidiary as consideration upon all conditions outlined herein fully executed. And (E) If the purchaser goes bankrupt, changes business, becomes insolvent or is unable to carry on business the Purchaser agrees that the Patents will be forthwith immediately be returned to the vendor, without conditions or costs.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

The Registrant has undergone a change of control. During the report period, the Registrant also consummated the ownership of its now 100% owned subsidiary Selectrics Corporation, a Company incorporated in the Jurisdiction of Delaware.

To secure the ownership of its subsidiary, the Registrant issued 11,371,000 Common Shares from Treasury in a share exchange with the previous owners of the Subsidiary shareholders. This share exchange was done on a one-for-one basis. This has resulted in the Registrant having 16,371,000 Common Shares currently issued and outstanding.

In combination of the Registrant's change of control and the consummation of the ownership with its now wholly owned subsidiary, the Registrant has undergone a change of business.

The consolidated business affairs of the Registrant and its wholly owned subsidiary has resulted in the Registrant becoming a developer of a three dimensional viewing device.

As part of the purchased assets of its wholly owned subsidiary, the consolidated entity has two patent applications and an unfinished prototype of its three dimensional display technology. It is now the intentions of the Registrant to generate business by completing the prototype to a marketable stage and pursuing an ongoing business as a manufacturer and distributor of 3 dimensional laser projector systems (`3DLp').

There is no assurance the Registrant will be successful in the completion of it's prototype nor is there any assurance the Registrant will be successful in the generation of an ongoing business if it completes its prototype to a marketable product stage.

Results of Operation
--------------------

The Registrant did not have any operating income from inception (April, 2000) through September 30, 2003. For the quarter ended September 30, 2003, the registrant recognized an accumulated deficit of $142,727. $103,332 of this accumulated deficit was a result of the consolidated entities purchase of the technology from its inventors. General and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources
-------------------------------

At September 30, 2003 the Company had no capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          31.1 Certification of Certifying Officer
          32.1 Certification of Certifying Officer


     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        3DLP INTERNATIONAL INC.

Date:   October 21, 2003                /s/  Ken Tetterington
                                        --------------------------------
                                        Ken Tetterington
                                        President, Secretary and Director