Form 10QSB/A
period 2003-09-30
3DLP INTERNATIONAL INC
filed 2003-10-22
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


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

                                 7627-83 AVENUE
                       EDMONTON, ALBERTA, CANADA T6C 1A2
                    (Address of Principal Executive Offices)

                                 (780) 722-1104
                           (Issuer's telephone number)

                                SEGWAY VI CORP.

                4400 Route 9 South, 2nd Floor, Freehold, NJ 07728
      (Former name, address and fiscal year, if changed since last report)


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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          31.1 Certification of CEO
          31.2 Certification of CFO
          32.1 Certification of CEO
          32.2 Certification of CFO


     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        3DLP INTERNATIONAL INC.

Date:   October 22, 2003                /s/  Ken Tetterington
                                        --------------------------------
                                        Ken Tetterington
                                        President, Secretary and Director