Form 10QSB
period 2004-03-31
FUTOMIC INDUSTRIES INC
filed 2004-05-17
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-31361

                            FUTOMIC INDUSTRIES, INC.
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

                                3DLP INTERNATIONAL INC.
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2004: 16,371,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)

                              FINANCIAL STATEMENTS







                              AS OF MARCH 31, 2004

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
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

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                                  BALANCE SHEET
                   As of March 31, 2004 and December 31, 2003



                                     ASSETS

CURRENT ASSETS                                           March 31, 2004       December 31, 2003
        Cash                                               $    10,435           $        741
        Receivable - Selectrics of Canada                            0                  6,961
        Employee advances                                            0                  1,837
                                                          ------------            ------------


                      TOTAL CURRENT ASSETS                      10,435                  9,539
                                                          ------------            ------------


PROPERTY & EQUIPMENT

        Equipment                                                  488                    488
        Accumulated Depreciation                                  (313)                  (293)
                                                           ------------           ------------

              TOTAL PROPERTY AND EQUIPMENT                         175                    195
                                                           ------------           ------------

 TOTAL ASSETS                                              $    10,610           $      9,734
                                                           ============           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                          $    56,330           $     15,000
 Shareholder loan                                               29,762                 26,751
                                                            -----------          -------------

                      TOTAL LIABILITIES                         86,092                 41,751
                                                            -----------          -------------

STOCKHOLDERS' EQUITY

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                                             0

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    Shares issued and outstanding:
      16,446,000 and 16,371,000, respectively                    1,645                  1,637

  Additional paid in capital                                   133,987                118,995

  Foreign currency translation adjustment                        1,184                    871

  Accumulated Deficit                                         (212,298)              (153,520)
                                                            -----------          -------------

  Total stockholders' equity                                   (75,482)               (32,017)
                                                            -----------          -------------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    10,610           $      9,734
                                                            ===========        ===============

   The accompanying notes are an integral part of these financial statements.

                            FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                         (a development stage company)
                            STATEMENT OF OPERATIONS
                 For the three months ended March 31, 2004, and
              from inception (June 24, 2003) through March 31, 2004



                                                                      March 31,        From Inception through
                                                                       2004               March 31, 2004
REVENUE                    Sales                                     $          0        $          0
                           Cost of sales                                        0                   0
                                                                     -------------        -------------

     GROSS PROFIT                                                               0                   0

     GENERAL AND ADMINISTRATIVE EXPENSES                                    4,491              49,237
     RESEARCH AND DEVELOPMENT COSTS                                        54,287             162,739
                                                                     ------------        -------------

     OPERATING INCOME (LOSS)                                              (58,778)           (211,976)

     INTEREST (EXPENSE)                                                         0                (322)
                                                                     ------------        -------------

     NET INCOME (LOSS)                                                    (58,778)           (212,298)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                          $   (153,520)                 (0)
                                                                     -------------       -------------

     ACCUMULATED DEFICIT, ENDING BALANCE                             $   (212,298)       $   (212,298)
                                                                     =============       =============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                                  (.01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                                16,427,250




   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (June 24, 2003)through March 31, 2004

                                                                          FOREIGN
                                                            ADDITIONAL    CURRENCY
                                                 COMMON      PAID IN    TRANSLATION   ACCUMULATED
                                    SHARES       STOCK       CAPITAL     ADJUSTMENT     DEFICIT        TOTAL
                                -------------  ---------   -----------  -----------  ------------  ------------

Equity Balances pre-merger         5,000,000     $    500   $   2,502     $       0    $   (4,502)   $  (1,500)

Shares issued in exchange
  of stock for acquisition
  of subsidiary on August
  15, 2003 for $0.01 per share
  on a one-for-one exchange
  of 11,371,000 common shares
  are as follows:

  Exchange of 5,000,000 shares
  Adjustment to accumulated
  deficit upon merger                                          (4,502)                      4,502            0

  Stock issued for the            10,000,000     $  1,000   $ 102,582     $       0    $        0    $ 103,582
  purchase of research,
  technology and applied
  for patents for a
  value of $0.01 per share
  on July 7, 2003.

  Stock issued for cash            1,250,000          125      12,375                                   12,500
  on July 3, 2003 for $0.01
  per share.

  Stock issued for cash              121,000           12       6,038                                    6,050
  on July 18, 2003 for $0.05
  per share.

Foreign currency translation
  adjustment                                                                    871                        871

Net loss                                                                                 (153,520)    (153,520)
                                 -------------  ---------  -----------  ------------  ------------  -----------

Total, December 31, 2003          16,371,000        1,637     118,995           871      (153,520)     (32,017)

Foreign currency translation
  adjustment                                                                    313                        313

Stock issued for cash
on March 15, 2004 for $0.20
per share                             75,000            8      14,992                                   15,000

Net loss                                                                                  (58,778)     (58,778)
                                 -------------  ---------  -----------  ------------  ------------  -----------

Total, March 31, 2004             16,446,000     $  1,645   $ 133,987     $   1,184    $ (212,298)   $ (75,482)
                                 =============  =========  ===========  ============  ============   ==========




   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                        (a development stage company) For
                   the three months ended March 31, 2004, and
              from inception (June 24, 2003) through March 31, 2004



                                                                Three Months     From Inception Through
CASH FLOWS FROM OPERATING ACTIVITIES                            March 31, 2004        March 31, 2004
        Net income (loss)                                          $ (58,778)         $   (212,298)
             Research costs acquired with stock                            0               102,082
        Foreign currency translation adjustment                          313                 1,184
        Depreciation                                                      20                   313
       (Increase) Decrease in receivable - Selectrics                  6,961                     0
       (Increase) Decrease in employee advance                         1,837                     0
             Increase (Decrease) in accounts payable                  41,330                56,330
                                                                 ------------         -------------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                         (8,317)              (52,389)
                                                                 ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid for equipment                                            0                  (488)
                                                                 ------------         -------------

                                                                           0                  (488)
                                                                 ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from loan from stockholder                            3,011                29,762
        Proceeds from issuance of common stock                        15,000                33,550
                                                                  -----------         -------------

                                                                      18,011                63,312

CASH RECONCILIATION

        Net increase (decrease) in cash                                9,694                10,435
        Beginning cash balance                                           741                     0
                                                                   -----------        -------------

CASH BALANCE AT END OF PERIOD                                      $  10,435          $     10,435
                                                                   ===========        =============


   The accompanying notes are an integral part of these financial statements.

                            FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                         (a development stage company)
                     FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================


1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Futomic Industries Inc., (the Company), was incorporated in the state
--------
of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International Inc. On April 19 2004, the Company filed and amendment to the Certificate of Incorporation to change the name of the Company from 3DLP International Inc. to Futomic Industries Inc. On August 15, 2003, the
Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation, (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. The Subsidiary is an electronics hardware development company involved in the development of visual display technologies. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.

The Accounting Acquirer - Prior to this transaction, the Company was a
-----------------------
non-operating corporation with nominal assets. The owners and management of the Selectrics Corporation, (the Subsidiary), a private operating company, have operating control of the Company as a result of the transaction. Therefore, this transaction is a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by a private company for the net monetary assets of the public corporation, accompanied by re-capitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible asset are recorded. Because Selectrics Corporation is essentially then treated as the acquirer for accounting purposes, the equity accounts are adjusted for the share exchange and carried forward. Prior accumulated deficits of the Company are adjusted to additional paid in capital therefore carrying forward the accumulated deficit or earnings of Selectrics Corporation As such, the financial statements for the periods prior to the merger are those of Selectrics Corporation.

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

Foreign Currency Translation Adjustments - The Company applies Financial
----------------------------------------
Accounting Standard No. 52, Foreign Currency Translation. The Company applies this standard for translation of foreign currency financial statements for the purposes of consolidation. This standard is also applied to accounting for and reporting foreign currency transactions.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions:
     --------------------------

On July 7, 2003, the Subsidiary, in a purchase agreement and a patent assignment agreement, acquired from Mr. Ken Tetterington (a Company Officer) and Mr. Francisco Schipperheijn two patent applications as described in draft United States Provisional Patent Application, an internet domain and uncompleted hardware for certain considerations and restrictions including the issuance of 10,000,000 common shares of stock in the Subsidiary. The amount paid represents the purchase of applied for patents and the research and development materials and labor hours associated with the applied for patents. The value of the stock issued was expensed by the Company as research and development costs.

Partners in the Company's securities law firm, Anslow and Jaclin, LLP, were the original incorporators of the Company and remain as shareholders in the Company. The firm continues to perform services for the Company.

From time-to-time shareholders may advance the Company its working capital needs. The balance at March 31, 2004 and December 31, 2003 was $29,762 and $26,751, respectively.

The major shareholder of the Company also owns an interest in another company, Selectrics of Canada, of which the Company has loaned $6,961 as of year end. As of March 31, 2004 this balance was $0.

As of December 31, 2003 the Company had employee advances of $1,836. As March 31, 2004 this balance was $0.

On March 23, 2004, the Company entered into a purchase agreement with Mr. Ken Tetterington, a shareholder. The agreement calls for the purchase of a patent application for the amount of $50,000 which has been expensed in the financial statements as purchased research and development. The technology is referenced as `A method and apparatus that causes a 2D Video game console system to generate 3D images that can be viewed on a 2D television system in a stereoscopic 3D.' (the "Patent")

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

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

6.   Foreign Currency Translation Adjustments:
     ----------------------------------------

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS -
52. The translation adjustments our shown as part Stockholders' Equity and do not effect the Company's revenue and expense. The Company had $871 in translation adjustments for the period ending December 31, 2003. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. During the period ending December 31, 2003, the Company had no transaction gains or losses.

7.   Accrued Expenses:
     ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

8.   Operating and Capital Lease Agreements:
     --------------------------------------

The Company has no agreements at this time.

9.   Stockholder's Equity:
     --------------------

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

On March 15, 2004, the Company issued for $15,000 cash 75,000 shares of common stock with a par value of $0.0001 and a per share value of $0.20.

On June 24, 2003, Selectrics Corporation, the Subsidiary, was incorporated in the State of Delaware. The Subsidiary has authorized 100,000,000 common shares of stock with no par value.

On July 7, 2003, the Subsidiary issued 10,000,000 shares of its Common Stock for the acquisition of technology and applied patent assignments for a value of $103,582, or $0.01 per share. The value of this transaction was expensed as research and development costs in accordance with generally accepted accounting principles.

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

10.  Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. In a non-cash issuance of common shares, the Company issued shares of stock for the purchase research and development costs that were expensed by the Company for a value of $103,332.

11.  Earnings Per Share:
     ------------------

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

12.  Litigation, Claims and Assessments:
     ----------------------------------

From time to time in the normal course of business the Company may be involved in litigation. The Company's management has determined that there are no asserted or unasserted claims that they are aware of at this time.

13.  Contracts, Agreements and Contingent Liabilities:
     ------------------------------------------------

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

14.  Deferred Tax Assets and Liabilities:
     -----------------------------------

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of March 31, 2004 and December 31, 2003, The Company had a deferred tax asset in the amount of approximately $42,500 and 30,700, respectively, that is derived from a net operating tax loss carry forward of $58,778 and $153,198, respectively. The deferred tax assets will expire during the years 2024 and 2023, respectively, if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

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

Results of Operation
--------------------

The Registrant did not have any operating income from inception (April, 2000) through March 31, 2004. For the quarter ended March 31, 2004, the registrant recognized an accumulated deficit of $58,778. $50,000 of this accumulated deficit was a result of the consolidated entities purchase of the technology from a shareholder. General and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004 the Company had a cash balance of $10,435 and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. The Company wishes to generate operating cash flows to fund future operations and also consider public and/or private capital raises in the form of debt and/or equity securities.

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

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          31.1 Certification of CEO
          31.2 Certification of CFO
          32.1 Certification of CEO
          32.2 Certification of CFO


     (b)  Reports of Form 8-K

     On March 23, 2004, the Company filed a Form 8K with the SEC based on a change in control of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUTOMIC INDUSTRIES INC.

Date:   May 17, 2004                    /s/  Ken Tetterington
                                        --------------------------------
                                        Ken Tetterington
                                        President, Secretary and Director