Form 10QSB
period 2004-06-30
FUTOMIC INDUSTRIES INC
filed 2004-08-13
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 16,946,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)

                              FINANCIAL STATEMENTS







                              AS OF JUNE 30, 2004

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

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                                 BALANCE SHEETS
                    As of June 30, 2004 and December 31, 2003



                                     ASSETS


CURRENT ASSETS                                           June 30, 2004       December 31, 2003

        Cash                                              $      1,580            $       741
        Receivable - Selectrics of Canada                            0                  6,961
        Employee advances                                          147                  1,837
                                                          ------------            -----------


      TOTAL CURRENT ASSETS                                       1,727                  9,539
                                                          ------------            -----------


PROPERTY & EQUIPMENT

        Equipment                                                1,928                    488
        Accumulated Depreciation                                  (412)                  (293)
                                                          ------------            -----------

      TOTAL PROPERTY AND EQUIPMENT                               1,516                    195
                                                          ------------            -----------

 TOTAL ASSETS                                             $      3,243            $     9,734
                                                          ============            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                         $     55,852            $    15,000
 Wages payable                                                  15,711                      0
 Shareholder loan                                               34,262                 26,751
                                                          ------------            -----------

      TOTAL LIABILITIES                                        105,825                 41,751
                                                          ------------            -----------


STOCKHOLDERS' EQUITY

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                                             0

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    Shares issued and outstanding:
      16,446,000 and 16,371,000, respectively                    1,645                  1,637

  Additional paid in capital                                   133,987                118,995

  Foreign currency translation adjustment                          950                    871

  Accumulated Deficit                                         (239,164)              (153,520)
                                                          ------------            -----------

  Total stockholders' equity                                  (102,582)               (32,017)
                                                          ------------            -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      3,243            $     9,734
                                                          ============            ===========





   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                   For the six months ended June 30, 2004, and
              from inception (June 24, 2003) through June 30, 2004


                                                        Six Months             From Inception Through
                                                      June 30, 2004                June 30, 2004

SALES                                                 $          0                $          0
COST OF SALES                                                    0                           0
                                                      ------------                ------------

GROSS PROFIT                                                     0                           0

GENERAL AND ADMINISTRATIVE EXPENSES                         28,844                      73,781
RESEARCH AND DEVELOPMENT COSTS                              56,800                     165,061
                                                      ------------                ------------

OPERATING INCOME (LOSS)                                    (85,644)
                                                                                      (238,842)

INTEREST (EXPENSE)                                               0                        (322)
                                                      ------------                ------------

NET INCOME (LOSS)                                          (85,644)                   (239,164)

ACCUMULATED DEFICIT, BEGINNING BALANCE                $   (153,520)                         (0)
                                                      ------------                ------------

ACCUMULATED DEFICIT, ENDING BALANCE                   $   (239,164)               $   (239,164)
                                                      ============                ============


NET EARNINGS PER SHARE

    Basic and Diluted
    Net loss per share                                        (.01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                 16,427,250


   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                    For the three months ended June 30, 2004



                                                                          Three Months
                                                                          June 30, 2004

SALES                                                                     $           0
COST OF SALES                                                                         0
                                                                           ------------

GROSS PROFIT
                                                                                      0

GENERAL AND ADMINISTRATIVE EXPENSES                                              24,544
RESEARCH AND DEVELOPMENT COSTS                                                    2,322
                                                                           ------------

OPERATING INCOME (LOSS)
                                                                                (26,866)

INTEREST (EXPENSE)                                                                    0
                                                                           ------------

NET INCOME (LOSS)                                                               (26,866)



   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               From inception (June 24, 2003)through June 30, 2004

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
  are as follows:

  Exchange for 5,000,000 shares
  Adjustment to accumulated
  deficit upon merger                                                   (4,502)                        4,502               0

  Stock issued for the              10,000,000     $     1,000     $   102,582    $         0    $         0     $   103,582
  purchase of research,
  technology and applied
  for patents for a
  value of $0.01 per share
  on July 7, 2003

  Stock issued for cash              1,250,000             125          12,375                                        12,500
  on July 3, 2003 for $0.01
  per share

  Stock issued for cash                121,000              12           6,038                                         6,050
  on July 18, 2003 for $0.05
  per share

Foreign currency translation
  adjustment                                                                              871                            871

Net loss                                                                                            (153,520)       (153,520)
                                   -----------     -----------     -----------    -----------    -----------     -----------

Total, December 31, 2003            16,371,000           1,637         118,995            871       (153,520)        (32,017)

Foreign currency translation
  adjustment                                                                               79                             79

Stock issued for cash
on March 15, 2004 for $0.20
per share                               75,000               8          14,992                                        15,000

Net loss                                                                                             (85,644)        (85,644)
                                   -----------     -----------     -----------    -----------    -----------     -----------

Total, March 31, 2004               16,446,000     $     1,645     $   133,987    $       950    $  (239,164)    $  (102,582)
                                   ===========     ===========     ===========    ===========    ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                   For the six months ended June 30, 2004, and
              from inception (June 24, 2003) through June 30, 2004



                                                                    Six Months        From Inception Through
CASH FLOWS FROM OPERATING ACTIVITIES                              June 30, 2004           June 30, 2004

        Net income (loss)                                         $   (85,644)             $  (239,164)
        Adjustment for stock acquisition exchange                           0                    1,500
             Research costs acquired with stock                             0                  103,582
        Foreign currency translation adjustment                            79                      950
        Depreciation                                                      119                      412
       (Increase) Decrease in receivable - Selectrics                   6,961                        0
       (Increase) Decrease in employee advance                          1,690                     (147)
             Increase (Decrease) in accounts payable                   40,852                   55,852
        Increase (Decrease) in wages payable                           15,711                   15,711
                                                                  -----------              -----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                         (20,232)                 (64,304)
                                                                  -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid for equipment                                        (1,440)                  (1,928)
                                                                  -----------              -----------

                                                                       (1,440)                  (1,928)
                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from loan from stockholder                             7,511                   34,262
        Proceeds from issuance of common stock                         15,000                   33,550
                                                                  -----------              -----------

                                                                       22,511                   67,812

CASH RECONCILIATION

        Net increase (decrease) in cash                                   839                    1,580
        Beginning cash balance                                            741                        0
                                                                  -----------              -----------

ENDING CASH BALANCE                                               $     1,580              $     1,580
                                                                  ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                      FOOTNOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Futomic Industries Inc., (the Company), was incorporated in the state
--------
of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International Inc. On April 19 2004, the Company filed and amendment to the Certificate of Incorporation to change the name of the Company from 3DLP International Inc. to read as Futomic Industries Inc. On August 15, 2003, the Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation, (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. The Subsidiary is an electronics hardware development company involved in the development of visual display technologies. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.


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

14.  Deferred Tax Assets and Liabilities:
     -----------------------------------

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of June 30, 2004 and December 31, 2003, The Company had a deferred tax asset in the amount of approximately $42,500 and $30,700, respectively, that is derived from a net operating tax loss carryforward of $58,778 and $153,198, respectively. The deferred tax assets will expire during the years 2024 and 2023, respectively, if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

15.  Subsequent Event:
     ----------------

Subsequent to the balance sheet date, the Company issued for $250,000 cash 500,000 shares of common stock with a par value of $0.0001 and a per share value of $0.50.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

As part of the purchased assets of it's wholly owned subsidiary, the consolidated entity has two patent applications and an unfinished prototype of its three dimensional display technology. It is now the intentions of the Registrant to generate business by completing the prototype to a marketable stage and pursuing an ongoing business as a manufacturer and distributor of 3 dimensional laser projector systems (`3DLp').

There is no assurance the Registrant will be successful in the completion of it's prototype nor is there any assurance the Registrant will be successful in the generation of an ongoing business if it completes its prototype to a marketable product stage.

Results of Operation
--------------------

The Registrant did not have any operating income from inception (June, 2003) through June 30, 2004. For the quarter ended June 30, 2004, the registrant recognized an accumulated deficit of $26,866. For the seven days ended June 30, 2003, the registrant had no activity to account for in its financial statements. For the six months ended June 30, 2004, the registrant recognized an accumulated deficit of $85,644. $50,000 of this accumulated deficit was a result of the consolidated entities purchase of the technology from a shareholder. General and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had a cash balance of $1,580 and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. The Company wishes to generate operating cash flows to fund future operations and also consider public and/or private capital raises in the form of debt and/or equity securities.

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

                                        FUTOMIC INDUSTRIES INC.

Date:   August 13, 2004                 /s/  Ken Tetterington
                                        --------------------------------
                                        Ken Tetterington
                                        President, Secretary and Director