Form 10QSB
period 2004-09-30
FUTOMIC INDUSTRIES INC
filed 2004-11-22
CIK 1120088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 16,946,000 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)

                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2004

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


                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                                 BALANCE SHEETS
                 As of September 30, 2004 and December 31, 2003



                                     ASSETS


CURRENT ASSETS                                              September 30, 2004       December 31, 2003
        Cash                                                     $ 197,319                $     741
        Receivable - Selectrics of Canada                                0                    6,961
        Employee advances                                              147                    1,837
                                                                 ---------                ---------


                      TOTAL CURRENT ASSETS                         197,465                    9,539
                                                                 ---------                ---------



FIXED ASSETS

        Research Equipment                                           2,925                      488
        Furniture                                                      735                        0
        Office equipment                                             1,928                        0
        Computers and software                                       2,401                        0
        Accumulated Depreciation                                      (774)                    (293)
                                                                 ---------                ---------

              TOTAL PROPERTY AND EQUIPMENT                           7,215                      195
                                                                 ---------                ---------

 TOTAL ASSETS                                                    $ 204,680                $   9,734
                                                                 =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                $  19,726                $  15,000
 Wages payable                                                      27,711                        0
 Shareholder loan                                                   37,924                   26,751
                                                                 ---------                ---------

                      TOTAL LIABILITIES                             85,361                   41,751
                                                                 ---------                ---------

STOCKHOLDERS' EQUITY

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                                                   0

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    Shares issued and outstanding:
      16,946,000 and 16,371,000, respectively                        1,695                    1,637

  Additional paid in capital                                       383,937                  118,995

  Foreign currency translation adjustment                            1,005                      871

  Accumulated Deficit                                             (267,318)                (153,520)
                                                                 ---------                ---------

  Total stockholders' equity                                       119,319                  (32,017)
                                                                 ---------                ---------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 204,680                $   9,734
                                                                 =========                =========


   The accompanying notes are an integral part of these financial statements.


                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                  For the nine months ended September 30, 2004,
       from inception (June 24, 2003) through September 30, 2003, and from inception (June 24, 2003) through September 30, 2004


                                                          Nine Months               From Inception             From Inception
                                                             Ended                     Through                     Through
                                                        Sept. 30,   2004             Sept. 30, 2003             Sept. 30, 2004
                                                          ------------                ------------                ------------
     SALES                                                $          0                $          0                $          0
     COST OF SALES                                                   0                           0                           0
                                                          ------------                ------------                ------------

     GROSS PROFIT                                                    0                           0                           0


     GENERAL AND ADMINISTRATIVE EXPENSES                        55,020                      35,143                      99,957
     RESEARCH AND DEVELOPMENT COSTS                             58,798                     103,332                     167,059
                                                          ------------                ------------                ------------

     OPERATING INCOME (LOSS)                                  (113,818)                   (103,475)                   (267,016)

     INTEREST INCOME                                                20                           0                          20

     INTEREST (EXPENSE)                                              0                           0                        (322)
                                                          ------------                ------------                ------------

     NET INCOME (LOSS)                                        (113,798)                   (138,475)                   (267,014)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               $   (153,520)                         (0)                         (0)
                                                          ------------                ------------                ------------

     ACCUMULATED DEFICIT, ENDING BALANCE                  $   (267,318)               $   (138,475)               $   (267,318)
                                                          ============                ============                ============

NET EARNINGS PER SHARE

         Basic
         Net loss per share                               $       (.01)               $       (.02)

      Weighted Average
      Number of Common Shares Outstanding                   16,427,250                   6,821,250


   The accompanying notes are an integral part of these financial statements.


                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                  For the three months ended September 30, 2004


                                                  Three Months            Three Months
                                                 Sep. 30, 2004           Sep. 30, 2004

SALES                                             $       0                $       0
COST OF SALES                                             0                        0
                                                  ---------                ---------

GROSS PROFIT                                              0                        0

GENERAL AND ADMINISTRATIVE EXPENSES                  26,276                   34,893
RESEARCH AND DEVELOPMENT COSTS                        1,998                  103,332

OPERATING INCOME (LOSS)                             (28,274)                (138,225

INTEREST INCOME                                          20                        0
INTEREST (EXPENSE)                                        0                        0
                                                  ---------                ---------

NET INCOME (LOSS)                                 $ (28,254)               $(138,475)



   The accompanying notes are an integral part of these financial statements.


                            FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                         (a development stage company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (June 24, 2003)through September 30, 2004


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
  are as follows:

  Exchange for 5,000,000 shares
  Adjustment to accumulated
  deficit upon merger                                           (4,502)                     4,502             0

  Stock issued for the            10,000,000      $  1,000   $ 102,582     $       0   $        0    $  103,582
  purchase of research,
  technology and applied
  for patents for a
  value of $0.01 per share
  on July 7, 2003.

  Stock issued for cash            1,250,000           125      12,375                                   12,500
  on July 3, 2003 for $0.01
  per share.

  Stock issued for cash              121,000            12       6,038                                    6,050
  on July 18, 2003 for $0.05
  per share.

Foreign currency translation
  adjustment                                                                     871                        871

Net loss                                                                                 (153,520)     (153,520)
                                 -------------  ---------  -----------  ------------  ------------  -----------

Total, December 31, 2003          16,371,000         1,637     118,995           871     (153,520)      (32,017)

Foreign currency translation
  adjustment                                                                     134                        134

Stock issued for cash
on March 15, 2004 for $0.20
per share                             75,000             8      14,992                                   15,000

Stock issued for cash
on July 15, 2004 for $0.50
per share                            500,000            50     249,950                                  250,000

Net loss                                                                                 (113,798)     (113,798)
                                 -------------  ---------  -----------  ------------  ------------  -----------

Total, September 30, 2004         16,946,000      $  1,695   $ 383,937    $    1,005   $ (267,318)   $  119,319
                                 =============  =========  ===========  ============  ============   ==========




   The accompanying notes are an integral part of these financial statements.


                            FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                         (a development stage company)
                 For the nine months ended September 30, 2004,
         from inception (June 24, 2003) through September 30, 2003, and from inception (June 24, 2003) through September 30, 2004


CASH FLOWS FROM OPERATING ACTIVITIES
                                                                    Nine Months           From Inception           From Inception
                                                                      Ended                  Through                   Through
                                                                  Sept. 30, 2004          Sept. 30, 2003            Sep. 30, 2004
        Net income (loss)                                           $(113,798)               $(138,475)               $(267,318)
        Adjustment for stock acquisition exchange                           0                        0                    1,500
             Research costs acquired with stock                             0                        0                  103,582
        Foreign currency translation adjusment                            134                      950                    1,005
        Depreciation                                                      481                        0                      774
       (Increase) Decrease in receivable - Selectrics                   6,961                        0                        0
       (Increase) Decrease in employee advance                          1,690                        0                     (147)
             Increase (Decrease) in accounts payable                    4,726                    2,200                   19,727
        Increase (Decrease) in wages payable                           27,711                        0                   27,711
                                                                    ---------                ---------                ---------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                         (72,095)                 (64,304)                (113,166)
                                                                    ---------                ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid for fixed assets                                     (7,500)                       0                   (7,989)
                                                                    ---------                ---------                ---------

                                                                       (7,500)                       0                   (7,989)
                                                                    ---------                ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from loan from stockholder                            11,173                   25,000                   34,924
        Proceeds from issuance of common stock                        265,000                   18,550                  283,550
                                                                    ---------                ---------                ---------

                                                                      276,173                   43,550                  318,474

CASH RECONCILIATION

        Net increase (decrease) in cash                               196,578                   10,607                  197,319
        Beginning cash balance                                            741                        0                        0
                                                                    ---------                ---------                ---------

ENDING CASH BALANCE                                                 $ 197,319                $  10,607                $ 450,319
                                                                    =========                =========                =========



The accompanying notes are an integral part of these financial statements.

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------

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

2.   Related Party Transactions:
     ---------------------------

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

From time-to-time shareholders may advance the Company its working capital needs. The balance at September 30, 2004 and December 31, 2003 was $37,924 and $26,751, respectively.

The major shareholder of the Company also owns an interest in another company, Selectrics of Canada, of which the Company has loaned $6,961 as of December 31, 2003. As of September 30, 2004 this balance was $0.

As of December 31, 2003 the Company had employee advances of $1,836. As September 30, 2004 this balance was $147.

On March 23, 2004, the Company entered into a purchase agreement with Mr. Ken Tetterington, a shareholder. The agreement calls for the purchase of a patent application for the amount of $50,000 which has been expensed in the financial statements as purchased research and development. The technology is referenced as `A method and apparatus that causes a 2D Video game console system to generate 3D images that can be viewed on a 2D television system in a stereoscopic 3D.' (the "Patent")

3.   Accounts Receivable and Customer Deposits:
     ------------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
     -----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     -----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Foreign Currency Translation Adjustments:
     -----------------------------------------

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS -
52. The translation adjustments our shown as part Stockholders' Equity and do not effect the Company's revenue and expense. The Company had $871 in translation adjustments for the period ending December 31, 2003 and $1,005. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. During the period ending December 31, 2003, the Company had no transaction gains or losses.

7.   Accrued Expenses:
     -----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

8.   Operating and Capital Lease Agreements:
     ---------------------------------------

The Company has no agreements at this time.

9.   Stockholder's Equity:
     ---------------------

PREFERRED STOCK:

The Company has authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued and none are outstanding.

COMMON STOCK:

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001. The Company 16,946,000 common shares issued and outstanding.

On July 23, 2004, the Company authorized the issuance of 500,000 Common Shares in the form of a private placement offering for $250,000, or $0.50 per share. The Company's management believes this offering to be exempt under the U.S. Securities Act of 1933.

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

10.  Required Cash Flow Disclosure for Interest and Taxes Paid:
     ----------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. In a non-cash issuance of common shares, the Company issued shares of stock for the purchase research and development costs that were expensed by the Company for a value of $103,332.

11.  Earnings Per Share:
     -------------------

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

12.  Litigation, Claims and Assessments:
     -----------------------------------

From time to time in the normal course of business the Company may be involved in litigation. The Company's management has determined that there are no asserted or unasserted claims that they are aware of at this time.

13.  Contracts, Agreements and Contingent Liabilities:
     -------------------------------------------------

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

14.  Deferred Tax Assets and Liabilities:
     ------------------------------------

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of March 31, 2004 and December 31, 2003, The Company had a deferred tax asset in the amount of approximately $42,500 and 30,700, respectively, that is derived from a net operating tax loss carryforward of $58,778 and $153,198, respectively. The deferred tax assets will expire during the years 2024 and 2023, respectively, if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

15.  Subsequent Event:
     -----------------

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

                                        FUTOMIC INDUSTRIES INC.

Date:   November 22, 2004               /s/  Ken Tetterington
                                        --------------------------------
                                        Ken Tetterington
                                        President, Secretary and Director