Form 10QSB/A
period 2004-09-30
FUTOMIC INDUSTRIES INC
filed 2004-11-23
CIK 1120088

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

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                      FOOTNOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Futomic Industries Inc., (the Company), was incorporated in the state
--------
of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International, Inc. On April 19 2004, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from 3DLP International, Inc. to read as Futomic Industries, Inc. On August 15, 2003, the Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. The Subsidiary is an electronics hardware development company involved in the development of visual display technologies. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.

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

As of December 31, 2003 the Company had employee advances of $1,837. As September 30, 2004 this balance was $147.

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

Results of Operation
--------------------

The Registrant did not have any operating income from inception (June, 2003) through September 30, 2004. For the quarter ended September 30, 2004, the registrant recognized an accumulated deficit of $28,154. For the thirty-seven days ended September 30, 2003, the registrant had no activity to account for in its financial statements. For the nine months ended September 30, 2004, the registrant recognized an accumulated deficit of $113,798. $50,000 of this accumulated deficit was a result of the consolidated entities purchase of the technology from a shareholder. General and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the Company had a cash balance of $197,319 and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. The Company wishes to generate operating cash flows to fund future operations and also consider public and/or private capital raises in the form of debt and/or equity securities.


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