Form 10KSB
period 2003-12-31
FUTOMIC INDUSTRIES INC
filed 2004-12-09
CIK 1120088

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------

                        Commission File number 333-108902
                                               ---------

                               FUTOMIC INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


             New Jersey                                 22-3720628
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

 7627-83 Avenue Edmonton, Alberta, Canada                T6C 1A2
 (Address of principal executive offices)               (Zip Code)

                                  (780)722-1104
              (Registrant's telephone number, including area code)

                            3DLP International, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

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

                                 Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

Revenues for year ended December 31, 2003: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003, was: $O

Number of shares of the registrant's common stock outstanding as of December 8, 2004 was: 16,946,300

Transfer Agent as of December 8, 2004:  American Registrar & Transfer Co.
                                        342 East 900 South
                                        Salt Lake City, Utah 84111

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------

Business Development. We were incorporated in the State of New Jersey on April 6th, 2000 under the name "Segway VI Corp." Segway VI Corp. was formed as a shell company to be purchased by a foreign or domestic private company to become a reporting company. Prior to acquiring the assets of our subsidiary, Segway VI did not have any operating activities or income. On August 5, 2003, Mr. Tetterington and Mr. Schipperheijn executed the purchase of 4,997,000 common shares of Segway VI Corp., out of the 5,000,000 then outstanding, from the previous owners, Mr. McKay, Mr. Anslow and Mr. Jaclin. On August 13th, 2003, we filed Articles of Amendment with the State of New Jersey changing our name to 3DLP International Inc.

On August 15, 2003, we entered into a Stock Purchase Agreement and Share Exchange with Selectrics and closed the transaction on August 27, 2003. As a result of this Agreement, we purchased all of Selectric's stock, and in exchange, issued 11,371,000 shares of our common stock to the Selectric shareholders on a one-for-one basis. As such, the corporate consolidation has resulted in Selectrics becoming a wholly owned subsidiary of Futomic International Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. We are engaged in the research, development and distribution of technologies. Our current technology assets include a 3D Adapter for the Sony Playstation II and an incomplete 3D Laser projection system to display 3D images. Our first acquisition was the LP technology prototype and related technology from Mr. Tetterington and Mr. Schipperheijn. Our second acquisition is a completed prototype of our 3D adapter technology for the Sony Playstation II.

As part of the Photonics industry, we initially plan to market our 3D laser projection system to industrial organizations within the United States. We will target multiple industries where our technology is applicable, such as the military, homeland security, manufacturing, medical, and prototype industries. Our 3D Adapter is a photonics display technology that we plan on marketing in the video game industry to consumers as an enhancement to existing video game technology.

We plan on marketing and distributing our products through the use of the Internet, magazine ads and spot promotions. We intend to solicit a sales force to assist in entrenching our technology into the marketplace or to find a partner that has compatible marketing abilities. For our 3D Adapter technology, we intend to use a traditional brick and mortar retail store distribution.

We will depend on a few major customers for the distribution of our LP technology; however, our 3D Adapter product will be distributed to a much larger customer base, consisting of consumers who currently own a Sony Playstation II. Our anticipated suppliers for electronic parts are DigiKey, Active Components, from which we can procure mainstream electronic parts.

Technology Purchase Agreement

We purchased the Laser Projection technology project, the related patent applications, semi-working prototypes, Internet domain name - 3DLp.Com and the past research from Mr. Ken Tetterington and Mr. Schipperheijn for 10,000,000 Common Shares. Based on our August 2003 private placement of $0.01 per share the value of the non-arms length technology acquisition would have had a value of $100,000. Mr. Tetterington is a member of our Board of Director and our President. Mr. Schipperheijn is also a member of our Board of Directors and our Chief Executive Officer.

On March 23, 2004, Futomic entered into an agreement with Mr. Tetterington to purchase the 3D Adapter technology. This agreement gives Futomic the rights to own, market, and distribute the 3D Adapter technology. Futomic is to hire an independent consultant to determine the value of the technology and to pay Mr. Tetterington a sum of 50% of the cash value and a royalty based on gross sales of 5% until the combined cash payment and accumulated royalty of the to be determined value of the technology has been paid. An initial cash payment is payable for $50,000 as of the signing date.

LP Technology Status

The soft technology assets consist of two patent applications. The hardware prototype technology consists of a freestanding display that includes laser diode systems, laser power supplies, heating chamber, pump equalization system and a clear viewing volumetric display. The prototype is a work in progress with several features implemented and several additional features still to be implemented.

We have one patent filed with the United States Patent and Trademark office and another two patents drafted but not yet filed. Specific details of the key aspects of the technology cannot be disclosed due to public domain protection of our patent applications. However features that are publicly known teachings are hereby discussed.

The prototype is being designed to display a 3 dimensional image without the use of special eyewear and of which can be viewed with 360 degrees of viewing. This type of technology is called a 3D volumetric display. Laser beams are used to scan inside a clear glass tank and draw a 3D image inside.

Our patent applications are applicable to methods that rapidly draw the image inside the glass tank. Our patent that has been filed describes a method and mechanism of directing laser beams by scan methods to allow the intersecting laser beams to draw an image quickly. The image to be shown must be drawn faster than 24 times per second to produce the effect of a consistent image seen in the tank. The relevant patent filing number for this filing is 10/605,088, which was filed on September 8, 2003.

We have drafted two other patent applications for filing. One patent application explains a method and apparatus used to draw images with laser beams in various elements and the required laser frequency with various elements. Another patent application is for a method and apparatus to cause a Game console such as the Sony Playstation II video games to be played in stereoscopic 3D. We anticipate filing these additional prepared patent applications in 2004.

3D Adapter Status

Our 3D Adapter prototype is in a completed state. We are currently evaluating various methods to manufacture and distribute this technology to consumers.

Patent Status

We have the rights to three patent applications; one is pending and the others are prepared buy not yet filed. In order to maintain our technology patent applications in good standing, we are required to file maintenance fees and updates to our provisional filed patent application on the anniversary date of the first year and subsequent fees. We have enlisted the law firm of Bennet-Jones (of Edmonton) to assist in filing our patent applications.

Our first patent application was filed with the United States Patent and Trademark Office on September 8, 2003. It was previously filed as a provisional patent. Our second patent application has been prepared and reviewed by our patent attorney but not filed. Our third patent application is prepared but not yet reviewed by our patent attorney.

Our current laser projection techniques, on which our patent applications are based, Were formulated on the physics principals of patent #4,881,068 filed on March 8, 1988 by Mr. Eric Korevaar. Although Mr. Korevaar constructed a working prototype and was granted a patent based on his work, his prototype had limitations. The Korevaar patent subsequently lapsed due to missed maintenance fees. Although the techniques used in our prototype use the same physics principals to display images, our patent applications are applicable to solving the limitations that the Korevaar patent did not address. Our patents are applicable to the solutions for displaying drawing speed, image size and window size.

Competition

We are involved in the industrial display industry and our products directly compete with virtual reality head mounted display systems and computer 3D systems. We are not aware of any commercialized laser projection technologies that are similar to our products. There are combinations of advanced LADAR, CCD cameras, range finders, radar, MRI, and X-ray in use today that do capture accurate 3D data sets. However, we are not aware of any other accurate 360-degree visual display technology medium that is currently available.

Stereoscopic display technologies do exist. These stereoscopic systems display a left view to the users left eye, while at the same time displaying a right view to a viewer's right eye. This causes the viewer to perceive a three dimensional image. Some stereoscopic display products currently available are:

     o Stereographics Corporation has a 3D LCD shutter glass system. Their system is used by industrial computer work-stations primarily involved in medical research.

     o Vrex Corporation also has a competitive LCD 3D product called VRSURFER that has a built in support for the television.

     o Woboo has a competitive LCD 3D product for use with a computer monitor and television system.

However, these systems only give the effect of displaying a third dimension to the viewer. The data cannot be reviewed in an x, y, z, altitude, longitude or latitude format by a viewer.

Our corporate offices are located at 7627-83 Avenue Edmonton, Alberta, Canada T6C 1A2 and our telephone number is (780)722-1104.

EMPLOYEES

We employ two people on a full-time basis. We will employ additional people as we continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

Item 2. Description of Property
-------------------------------

We currently use approximately 500 square feet of office space and lab area at 7627-83 Avenue, Edmonton, Alberta, Canada, T6C 1A2. We intend to lease or build a larger facility either in Canada or the United States once our prototype has been completed and adequate funding has been achieved. Our President, Ken Tetterington, is contributing the office space and lab areas, located at his home, at no cost to us.

Item 3.  Legal Proceedings
--------------------------

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

On December 8, 2004, there were 68 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

Dividends
---------

The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Futomic Industries, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Laser Projection Technology:

The LP technology is an early stage prototype that is used for the display of 3D images such as those generated by computer assisted modeling (Cad) software programs and 3D digital image capture systems such as LADAR and MRI. While current 3D technologies create a 3D illusion based on perception of two distinct left-right images, the LP technology would create a single image that can be viewed inside a clear glass tank. The difference between the LP technology compared to current 3D technologies is that the displayed image is scaled and measurable while the current stereoscopic 3D techniques are presented to the viewer as a 3D illusion without a means to accurately visualize relative distances.

Manufacturing costs of the 3D Adapter technology are expected as follows:

     $9,000 for over-molding and tooling charges for electronic enclosure; $3,200 for packaging design and artwork;
     $500 for PCB board tooling and set up charges.

Anticipated manufacturing costs per unit produced are dependant upon volumes and are outlined as follows:

     $48.25 each for volumes of 100 complete consumer packages; $34.85 each for volumes of 500 complete consumer packages; $18.20 each for volumes of 1000 complete consumer packages; $13.55 each for volumes of 5000 complete consumer packages; $9.75 each for volumes of 50,000 complete consumer packages;

The LP technology development will take one year to complete, once Futomic is funded. Development milestones are as follows:

     4 months to complete the laser mirror drive mechanisms;
     2 months to complete the pressure pump balance systems;
     1 month to refine the required laser frequencies;
     7 months to create the electronics and software control systems.

Costs for completion of the LP prototype are expected as follows:

     $32,000 for prototyping and drafting services for the mirror drive mechanisms and pressure pump balance systems;
     $11,500 for electronic prototyping and software control systems;
     $12,500 for compliance engineering and consulting related to pre-release testing of the completed prototype. Another key milestone is the granting of our patents that are currently pending that relate to the mechanisms that are used to control and draw the image inside the tank.

Generally, the basis of the technology is that two distinct laser beams are used to draw an image inside a clear glass tank. Where the two laser beams cross, inside the tank, a small point of light is perceived. The two laser beams must be moved rapidly to maintain a perceived image. 3D data from pre-captured sources is used to display the image inside the glass tank.

The LP technology consists of several modules, including:

          The stand that holds the glass tank is completed. The heating system is installed and in working order. The glass tank is constructed along with the laser power supplies.

We are currently working on a pressure balance system. The final prototype may require additional refinements to meet industry standards. As the final LP prototype is not complete, assurance cannot be given as to the availability of suppliers of key components required to complete the LP prototype.

3D Adapter Technology:

The 3D Adapter connects to a Sony Playstation II and allows video game players to play certain video games in 3D. Sony Playstation II video game titles such as Matrix, Lara Croft and Drop Ship are current game titles that can be played in stereoscopic 3D. Tested games that feature camera pan by the player work in 3D. Games that do not have pan, scroll or strife may not appear in quality 3D. Our 3D Adapter technology is known to be compatible with the Sony Playstation II; however it has not been tested with the Sony Playstation I and it is not known if it will be or can be made to be compatible with the Sony Playstation III which is anticipated in the future. The 3D Adapter plugs into the Sony console and a user wears Liquid Crystal Display (LCD) glasses to play and see their game in 3D.

We have a completed and working prototype at this time. Manufacturing channels and a product marketing campaigns have not yet been established but it is our general consensus that the 3D Adapter is a product that is applicable to stores that sell Sony Playstation and its adapters. We are not required to have distribution or licensing agreements with Sony Corporation in regards to our 3D Adapter technology. We are limited in placing any Sony trademarks on our packaging.

Revenue

Our only current market-ready product is our 3D Adapter technology. We have proceeded to present the technology to a potential distributor. Although we do not have binding agreements to distribute our 3D Adapter technology to distributors, we are pursuing a marketing approach with established distributors of other adapter technology, to license and build our technology for them. Generally acceptable terms of distribution agreements with established marketing firms would pay us 60% deposit upon signing such an agreement and 40% upon delivery of our product to their point of distribution. The 60% deposit would allow us to manufacture and deliver our 3D Adapter technology to them while the remaining 40% owed would provide profit to the company.

Potential distributors of established video game adapters and peripheral devices are MadCatz, Interact and Hip Interactive.

Additional Products:

Futomic may develop or purchase additional products however no arrangements have been made or are solidified at this time.

Capital Requirements

We will need to seek additional capital to complete our LP technology and enter into a manufacturing stage for our 3D Adapter technology. It is estimated that the LP technology will require $56,000 to complete a working version of our prototype. It is further estimated that the 3D Adapter technology will be self funding via pre-orders, distribution agreements, and license agreements.

Capital may be raised from revenue, the sale of our common stock, loans from investors, shareholders, management or joint venture partners. Capital may also be raised via revenues from our 3D Adapter sales to third party distributors.

Our current office and lab facilities are located at the home of Mr. Tetterington and it is our intention to lease, build or buy a facility if our capital resources allow it. This facility may be located in Canada, the United States or a combination of both regions.

Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are as follows:



                             3DLP INTERNATIONAL INC.
                                 And Subsidiary
                          (a development stage company)

                              FINANCIAL STATEMENTS







                             AS OF DECEMBER 31, 2003

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

Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors 3DLP International Inc.
And Subsidiary
(a development stage company)

     We have audited the accompanying balance sheet of 3DLP International Inc. and Subsidiary (a development stage company) formerly known as Segway VI Corp. as of December 31, 2003 and the related statements of operations, stockholder's equity and cash flows from inception (June 24, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DLP International Inc. and Subsidiary (a development stage company)as of December 31, 2003, and the statement of operations and cash flows from inception (June 24, 2003) through December 31, 2003, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is in the development stage and has not generated revenues. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gately & Associates, LLC
March 16, 2004

3DLP INTERNATIONAL INC.
And Subsidiary
(a development stage company)
BALANCE SHEET
As of December 31, 2003



ASSETS


     CURRENT ASSETS                                         December 31, 2003

             Cash                                              $        741
             Receivable - Selectrics of Canada                        6,961
             Employee advances                                        1,837


                                  TOTAL CURRENT ASSETS                9,539


     PROPERTY & EQUIPMENT

             Equipment                                                  488
             Accumulated Depreciation                                  (293)

                   TOTAL PROPERTY AND EQUIPMENT                         195

      TOTAL ASSETS                                             $      9,734


LIABILITIES AND STOCKHOLDERS' EQUITY




     CURRENT LIABILITIES

      Accounts payable                                         $     15,000
      Shareholder loan                                               26,751

                                  TOTAL LIABILITIES                  41,751

     STOCKHOLDERS' EQUITY

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                      0

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         16,371,000 shares issued and outstanding                     1,637

       Additional paid in capital                                   118,995

       Foreign currency translation adjustment                          871

       Accumulated Deficit                                         (153,520)

       Total stockholders' equity                                   (32,017)


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      9,734






   The accompanying notes are an integral part of these financial statements.

3DLP INTERNATIONAL INC.
And Subsidiary
(a development stage company)
STATEMENT OF OPERATIONS
from inception (June 24, 2003) through December 31, 2003

                                                                      From Inception through
                                                                        December 31, 2003

REVENUE                Sales                                                 $         0
                       Cost of sales                                                   0

     GROSS PROFIT                                                                      0

     GENERAL AND ADMINISTRATIVE EXPENSES                                          44,746
     RESEARCH AND DEVELOPMENT COSTS                                              108,452

     OPERATING INCOME (LOSS)                                                    (153,198)

     INTEREST (EXPENSE)                                                             (322)

     NET INCOME (LOSS)                                                          (153,520)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                                           (0)

     ACCUMULATED DEFICIT, ENDING BALANCE                                     $  (153,520)


NET EARNINGS PER SHARE

            Basic and Diluted
            Net loss per share                                                      (.02)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                                        6,821,250




The accompanying notes are an integral part of these financial statements.

3DLP INTERNATIONAL INC.
And Subsidiary
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (June 24, 2003)through December 31, 2003

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
  are as follows:

  Exhange fo 5,000,000 shaes
  Adjustment to accumulated
  deficit upon merger                                     (4,502)                     4,502             0

  Stock issued for the      10,000,000     $  1,000   $  102,582     $       0   $        0   $   103,582
  purchase of research,
  technology and applied
  for patents for a
  value of $0.01 per share
  on July 7, 2003.

  Stock issued for cash      1,250,000         125        12,375                                   12,500
  on July 3, 2003 for $0.01
  per share.

  Stock issued for cash        121,000          12         6,038                                    6,050
  on July 18, 2003 for $0.05
  per share.

Foreign currency translation
  adjustment                                                               871

Net loss                                                                   871      (153,520)    (138,475)
                            -------------  ---------  -----------  ------------  ------------  -----------

Total, December 31, 2003     16,371,000    $   1,637  $  118,995   $       871   $  (153,520)   $ (17,843)
                            =============  =========  ===========  ============  ============   ==========




The accompanying notes are an integral part of these financial statements.

3DLP INTERNATIONAL INC.
And Subsidiary
(a development stage company)
STATEMENT OF CASH FLOWS
from inception (June 24, 2003 through December 31, 2003



                                                                          From Inception Through
CASH FLOWS FROM OPERATING ACTIVITIES                                         December 31, 2003
        Net income (loss)                                                      $  (153,520)
                  Research costs acquired with stock                               102,082
        Acquisition recapitalization adjustment to capital                           2,889
       (Increase) Decrease in receivable - Selectrics                               (6,961)
       (Increase) Decrease in employee advance                                      (1,837)
                  Increase (Decrease) in accounts payable                           15,000
                                                                               -------------

       NET CASH PROVIDED OR (USED) IN OPERATIONS                                   (42,347)
                                                                               -------------
CASH FLOWS FROM INVESTING ACTIVITIES

        Cash paid for equipment                                                       (488)
                                                                               -------------

                                                                                      (488)
                                                                               -------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from loan from stockholder                                         26,751
        Proceeds from issuance of common stock                                      18,550
                                                                               -------------

                                                                                    43,301

CASH RECONCILIATION

        Net increase (decrease) in cash                                                466
        Beginning cash balance                                                           0
                                                                               -------------

CASH BALANCE, December 31, 2003                                                $       466
                                                                               =============


The accompanying notes are an integral part of these financial statements.

3DLP INTERNATIONAL INC.
And Subsidiary
(a development stage company)
FOOTNOTES TO THE FINANCIAL STATEMENTS



1.   Summary of significant accounting policies:

Industry - Futomic Industries Inc., (the Company), was incorporated in the state of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International Inc. On April 19 2004, the Company filed and amendment to the Certificate of Incorporation to change the name of the Company from 3DLP International Inc. to read as Futomic Industries Inc. On August 15, 2003, the Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation, (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. The Subsidiary is an electronics hardware development company involved in the development of visual display technologies. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.

The Accounting Acquirer - Prior to this transaction, the Company was a non-operating corporation with nominal assets. The owners and management of the Selectrics Corporation, (the Subsidiary), a private operating company, have operating control of the Company as a result of the transaction. Therefore, this transaction is a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by a private company for the net monetary assets of the public corporation, accompanied by re-capitalization. The accounting is identical to that resulting from a reverse acquisition, except no goodwill or other intangible asset are recorded. Because Selectrics Corporation is essentially then treated as the acquirer for accounting purposes, the equity accounts are adjusted for the share exchange and carried forward. Prior accumulated deficits of the Company are adjusted to additional paid in capital therefore carrying forward the accumulated deficit or earnings of Selectrics Corporation As such, the financial statements for the periods prior to the merger are those of Selectrics Corporation.

Results of Operations, Liquidity, Capital Resources and Going Concern - The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, a development stage company, is considered to be an ongoing entity. The Company's shareholders may fund, at their discretion, any shortfalls in the Company's cash flow on a day to day basis during the time period that the Company is in the development stage. The Company may also seek both private and public debt and/or equity funding during this time period.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Research and Development costs - Research and Development costs are expensed as incurred in accordance with generally accepted accounting principles. Costs in association with the development of a patented technology when computer software is developed will be capitalized when technological feasibility is established in accordance with financial accounting standard No. 86

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

Foreign Currency Translation Adjustments - The Company applies Financial Accounting Standard No. 52, Foreign Currency Translation. The Company applies this standard for translation of foreign currency financial statements for the purposes of consolidation. This standard is also applied to accounting for and reporting foreign currency transactions.

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

From time-to-time shareholders may advance the Company its working capital needs. The balance at December 31, 2003 was $26,751.

The major shareholder of the Company also owns an interest in another company, Selectrics of Canada, of which the Company has loaned $6,961 as of year end.

As of December 31, 2003 the Company had employee advances of $1,836.

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

The Company has no agreements at this time.

9.   Stockholder's Equity:

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

14.  Deferred Tax Assets and Liabilities:

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of December 31, 2003, The Company had a deferred tax asset in the amount of approximately $30,700 that is derived from a net operating tax loss carryforward of $153,198. The deferred tax assets will expire during the year 2023 if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

Our accountants are Gately & Associates, LLC, Certified Public Accountants, Altamonte Springs, Florida. We do not presently intend to change accountants.
At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.  Controls and Procedures
---------------------------------

Evaluation of disclosure controls and procedures
------------------------------------------------

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

Changes in internal controls
---------------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of December 8, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                                                     With Company
Name                             Age        Director/Position        Since
-----------------------------------------------------------------------------------------

Francisco Schipperheijn           41         CEO / Director                  8/15/2003
Ken Tetterington                  43         President / Secretary           8/15/2003
                                             Treasurer / Director / CFO
Nan Liu                           39         Chief Electronics Engineer      8/15/2003

MR. KEN TETTERINGTON

Mr. Ken Tetterington is our President, Secretary, Treasurer and Director. Since February 2001, Mr. Tetterington has been President and the sole Director of Selectrics Corporation (of Canada) where he initiated research and development on our laser projection technology. Selectrics (Canada) was placed in a passive position while he assists us. He has had several patents granted in the field of 3D viewing systems, including the following:

a. METHOD AND APPARATUS FOR DISPLAYING FLICKER FREE STEREOSCOPIC IMAGES US Application Number - 09/681,640
         U.S. Filing Date - May 15, 2001
         Currently Assigned to 3XD Technologies Corp.

b. Invention: PROJECTION APPARATUS FOR CREATING VISIBLE IMAGES U.S. Patent 5,489,951
         U.S. Filing Date - March 17, 1995
         US Issue Date - February 6, 1996
         Currently Assigned to 3XD Technologies Corp.

c.       Invention: METHOD AND APPARATUS FOR DISPLAYING FLICKER FREE
                    STEREOSCOPIC IMAGES
         CA Application Number - 2,347,534
         Dated - May 15, 2001
         Currently Assigned to 3XD Technologies Corp.

d.       Invention: METHOD AND APPARATUS TO ALTERNATE STEREOSCOPIC IMAGES IN A
                    VIDEO DISPLAY DEVICE
         CA Patent Number - 2,244,635
         CA Filing Date - August 7, 1998
         CA Grant Date - December 10, 2002.
         Currently Assigned to 3XD Technologies Corp.

e.       Invention: TWO-DIMENSIONAL LASER PROJECTION SYSTEM
         U.S. Application Number - 10/605,088
         Currently US Filing Date - September 8, 2003.

f.       Invention: IMAGE DISPLAY METHODS AND APPARATUSES
         U.S. Provisional Application Number: 60/407,985
         U.S. Filing Date - September 5, 2002
         (Abandoned as US Regular Application NOT Filed)

Please note that item b is a granted patent purchased from its inventor and re-assigned. Item b was not invented by Mr. Tetterington.

                                     III-1

From 1998 to 2001, Mr. Tetterington was the founder and a Director of Tetratel Inc (CDNX: TIN). He served Tetratel and its shareholders as a Director and an Officer in a variety of positions including CEO, President and prior to his leaving that company in September 2001, as the Chief Technical Officer. Tetratel was a developer and distributor of 3D products including patented hardware technologies and software products. Mr. Tetterington resigned from Tetratel in November 2001 after which, Tetratel changed its business. The current status of Tetratel is unknown. Mr. Tetterington left Tetratel Inc to manage, research and develop our Company's LP technology. He has experience to manage all aspects of our technology developments, patents, manufacturing, and product development.

In February 2, 2002, Tetratel was issued a Cease Trade Order from the Canadian Venture Exchange, now the Toronto Stock Exchange Venture (TSX-V), for failure to file audited Financial reports. After the company first halted trading, he worked with the company's Audit Committee and the TSX-V to uncover and attempt to rectify discrepancies in the applicable security rules and regulations. In December 2002 TSX-V, advised Mr. Tetterington that he would not be allowed to serve as a Director or Officer of an `Exchange Listed Company' based upon Canadian Venture Policy 3.1- Section 2.4(m) which states that "The following Persons cannot serve as directors or officers of an Issuer: (m) any Person that the Exchange advises is unacceptable to serve as a director or senior officer of an Issuer." Mr. Tetterington further discloses that he is unaware of any past or present securities commission proceedings or sanctions against him.

Subsequently, the TSX-V advised Mr. Tetterington that they would evaluate any requests for Mr. Tetterington to become a Director based on the situation of the requesting public company.

Given our corporate and technological progress and the previously noted exchange disclosure, Mr. Tetterington's term as an Officer and Director will expire if we file applications with NASD to have our securities quoted on a trading forum.

MR. FRANCISCO SCHIPPERHEIJN

Mr. Francisco Schipperheijn serves as one of our Directors and is our CEO. He has experience in Technology development from when he developed a UNIX based POS distribution software system that included the development of a global music database called Multimedia Service Brokers Database (MSBD) representing the US, Canadian, Australian, German, UK and Japanese major and Independent Record labels.

In 1999, Mr. Francisco Schipperheijn founded 'Internet Service Brokers, Inc.,' a company that designed custom web sites, and built Canada's first online backup utility Backup 2000, later renamed Backup Manager. He also founded and currently works with CBN21.com, an Internet traffic and transaction hub that ports Internet content on 600 domains.

MR. NAN LIU

Mr. Nan Liu serves as our Chief Electronics Engineer. Mr. Liu is an Electronic Engineer, graduating from University in the mainland of China in 1978. He immigrated to Canada and was the lead engineer with Tetratel Inc, where he was in charge of the electronic design and manufacturing of the EyeFX 3D computer and television systems.

Mr. Liu has been granted co-patent rights with Mr. Tetterington to a 3D display technology related to television viewing. Mr. Liu and Mr. Tetterington are co-patent inventors of the following patents:

a.       Invention: METHOD AND APPARATUS FOR DISPLAYING FLICKER FREE
                    STEREOSCOPIC IMAGES
         CA Application Number - 2,347,534
         Dated - May 15, 2001 Currently
         Assigned to 3XD Technologies Corp.

b.       Invention: METHOD AND APPARATUS TO ALTERNATE STEREOSCOPIC IMAGES IN A
                    VIDEO DISPLAY DEVICE
         CA Patent Number - 2,244,635
         CA Filing Date - August 7, 1998
         CA Grant Date - December 10, 2002.
         Currently Assigned to 3XD Technologies Corp.

Mr. Liu has over 10 years of experience in electronic design, prototyping, engineering, and manufacturing within the electronics fields, and 6 years of experience specifically in 3D technologies. From May of 1998, Mr. Liu worked with LED Smart Inc., a custom electronics design firm. He also worked with Tetratel as a contractor for LED for projects with Tetratel Inc. on 3D electronics. He was hired by Tetratel as Chief Electronics Engineer in 1999 where he worked until late 2002, when he was hired by 11 Engineering Ltd as an electronics engineer.

                                     III-2

Mr. Liu is a resident of Edmonton, Canada and maintains residence there. He has given us notice that he intends to relocate to China in the next three weeks, at which time we will re-evaluate his ability to assist the company.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings
-------------------------

Other than Mr. Ken Tetterington as disclosed above, no director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation
--------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2003, to executive officers who were serving as of the fiscal year ending December 31, 2003, whose salary and bonus during fiscal year ending December 31, 2003 exceeded $100,000. In 2003, no officer received compensation in excess of $100,000.

Summary Compensation Table

                                     ANNUAL COMPENSATION             LONG TERM COMPENSATION

                                                                             RESTRICTED        SECURITIES
NAME AND PRINCIPAL      FISCAL             OTHER      ANNUAL       STOCK       UNDERLYING         OPTIONS        ALL OTHER
POSITION                 YEAR              SALARY      BONUS    COMPENSATION       AWARDS      (NO. OF SHARES)  COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
Ken Tetterington
President and
Director                  2004           $97,000          0              0               0                  0               0

Nan Liu
CEE                       2004           $32,000          0              0               0                  0               0

Francisco Schipperheijn   2004           $97,000          0              0               0                  0               0
CEO

Employment Agreements. No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth as of December 8, 2004, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                     III-3

NAME AND ADDRESS OF            AMOUNT AND NATURE OF      PERCENT OF
BENEFICIAL OWNER (1)           BENEFICIAL OWNERSHIP      OUTSTANDING SHARES
--------------------           --------------------      ------------------
5% STOCKHOLDERS

Ken Tetterington                    9,331,000                55.05%
7627-83 Avenue,
Edmonton, Alberta,
T6C 1A2

Francisco Schipperheijn             5,666,000                33.43%
613 Cricket Court,
Edmonton, Alberta,
T6C 1A2

Officers and Directors             14,997,000                88.48%
as a Group


(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

On August 5, 2003, Mr. Tetterington and Mr. Schipperheijn purchased 4,997,000 common shares of Segway VI Corp, out of the 5,000,000 then outstanding from the prior owners and promoters, Mr. McKay, Mr. Anslow and Mr. Jaclin.

The change in control was executed on August 5, 2003 for total consideration of $9,994.00, when the following purchases of shares were made:

     o Mr. Tetterington purchased a total of 3,331,000 shares with a transaction value as stated as $6,662.67 ($0.002 per share)
            o    2,499,000 shares from Kent McKay
            o    499,000 shares from Gregg Jaclin
            o    333,000 shares from Richard Anslow
     o Mr. Schipperheijn purchased 1,666,000 shares with a transaction value as stated as $3,331.00 ($0.002 per share)
            o    1,666,000 shares from Richard Anslow

The promoters, Mr. Anslow, Mr. Jaclin, and Mr. McKay, retained a total of 1,000 shares each.

Prior to this change in control, Mr. Richard Anslow was the sole officer and director, acting as President, Secretary and Director with an 80% ownership interest in the company; and Mr. Gregg Jaclin and Mr. Kent McKay acted as promoters.

The promoters, Mr. Anslow, Mr. Jaclin, and Mr. McKay, each received 3,000 shares of Selectrics common stock for $.05 per share in a private placement held by Selectrics in August of 2003.

                                     III-4

As a result of our Stock Purchase Agreement and Share Exchange with Selectrics, Mr. McKay, Mr. Anslow, and Mr. Jaclin each received 3,000 shares of our common stock on August 27, 2003 for $.01 per share, in exchange for their 3,000 shares each of Selectrics stock. Therefore, Mr. McKay, Mr. Anslow, and Mr. Jaclin currently own a total of 4,000 shares each of our common stock. Mr. Anslow and Mr. Jaclin currently act as legal counsel to our business.

Mr. Tetterington and Mr. Schipperheijn, both current Directors, assigned to our wholly subsidiary, Selectrics Corporation, the LP technology for 10,000,000 Common Shares of Selectrics Corporation and related patent filing fees.

Mr. Tetterington assigned us the 3D Adapter technology for 50% of the cash value assigned to the technology by an independent study and the other 50% of the value paid in 5% royalties. An initial cash payment is payable for $50,000 as of the signing date.

Such related party transactions were on terms that were not more favorable than if agreed upon by a third party in an arms length transaction.

Mr. Tetterington also owns a company called Selectrics Corporation that was incorporated in Canada in 2000. Currently, Selectrics Corporation of Canada is not related nor affiliated with our wholly owned subsidiary `Selectrics Corporation' incorporated in Delaware. Mr. Tetterington advises us that Selectrics Corporation of Canada is now dormant given his full time work with Futomic Industries Inc.

Our patent assignment agreements do have clauses and restrictions regarding the filed patent, its represented technology and our technology draft patent agreements. Of these restrictions, we have agreed to:

(a) Pay past patent fees and to continue to maintain in good standing, all present and future costs, associated directly or indirectly with the patent applications represented technology development.

(b) Maintain professional records of the patent applications and to inform and allow access by the vendor to all activities related to documentation and filings of the patent applications.

(c) Not to sell the technology patents in any way without the express written consent of the inventor. The assignment agreement is not transferable or salable by the company in any way without the signed written agreement from the inventors.

(d) If the company goes bankrupt, changes business, becomes insolvent or is unable to carry on business the company agreed that the related patents with be forthwith immediately be returned to the inventor without conditions or costs.

Item 13. Exhibits and Reports on Form 8-K
-------------------------------------------

(a) The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

     3.1 Certificate of Incorporation of Futomic Industries, Inc. and Amendments (1)

     3.2  By-laws of Futomic Industries, Inc. (1)

     10.1 Agreement between 3DLP International, Inc. and Selectrics Corp. (1)

     10.2 Patent Assignments between 3DLP International, Inc. and Mr. Ken Tetterington (1)

     10.3 Weston Capital Partners, Ltd. Consulting Agreement (1)


                                     III-5

(1) Incorporated by reference to the Registrant's Form SB-2, filed on September 18, 2003.


(b)  Reports on Form 8-K.

     (1) Filed March 23, 2004 disclosing a change in control of registrant.

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $2,900 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were billed $500 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     III-6

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                            Futomic Industries, Inc.

                     By: /s/  Ken Tetterington
                     -------------------------------
                         KEN TETTERINGTON
                         PRESIDENT, CHIEF FINANCIAL OFFICER,
                         SECRETARY

Dated: December 8, 2004


                                POWER OF ATTORNEY

The undersigned directors and officers of Futomic Industries, Inc. hereby constitute and appoint Ken Tetterington, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments (including post-effective amendments and amendments thereto) to this registration statement under the Securities Act of 1933 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm each and every act and thing that such attorneys-in-fact, or any them, or their substitutes, shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By: /s/ Ken Tetterington              President, CFO
---------------------------------     Secretary and Director
        Ken Tetterington

Dated: December 8, 2004




By: /s/ Francisco Schipperheijn       Director, CEO
---------------------------------
        Francisco Schipperheijn

Dated: December 8, 2004




                                     III-7