Form 10KSB/A
period 2003-12-31
FUTOMIC INDUSTRIES INC
filed 2005-01-28
CIK 1120088

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB


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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003, was: $O


Number of shares of the registrant's common stock outstanding as of January 25, 2005 was: 16,946,300

Transfer Agent as of January 25, 2005:  American Registrar & Transfer Co.
                                        342 East 900 South
                                        Salt Lake City, Utah 84111

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------


Business Development. We were incorporated in the State of New Jersey on April 6th, 2000 under the name "Segway VI Corp." Segway VI Corp. was formed as a blank check company to be purchased by a foreign or domestic private company to become a reporting company. Prior to acquiring the assets of our subsidiary, Segway VI did not have any operating activities or income. On August 5, 2003, Mr. Tetterington and Mr. Schipperheijn executed the purchase of 4,997,000 common shares of Segway VI Corp., out of the 5,000,000 then outstanding, from the previous owners and promoters, Mr. Kent McKay, Mr. Richard Anslow and Mr. Gregg Jaclin. On August 13th, 2003, we filed Articles of Amendment with the State of New Jersey changing our name to 3DLP International Inc.

On August 15, 2003, we entered into a Stock Purchase Agreement and Share Exchange with Selectrics and closed the transaction on August 27, 2003. As a result of this Agreement, we purchased all of Selectric's stock, and in exchange, issued 11,371,000 shares of our common stock to the Selectric shareholders on a one-for-one basis. As such, the corporate consolidation has resulted in Selectrics becoming a wholly owned subsidiary of Futomic Industries, Inc.


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

Technology Purchase Agreement


We purchased the Laser Projection technology project, the related patent applications, semi-working prototypes, Internet domain name - 3DLp.Com and the past research from Mr. Ken Tetterington and Mr. Schipperheijn for 6,000,000 common shares to Mr. Tetterington and 4,000,000 common shares to Mr. Schipperheijn for a total of 10,000,000 Common Shares. The value of such shares was discounted from the shareholders' direct labor hour costs to be in line with the value of shares issued for cash in a private placement one month later. Based on our August 2003 private placement of $0.01 per share the value of the non-arms length technology acquisition would have had a value of $100,000. Mr. Tetterington is a member of our Board of Director and our President. Mr. Schipperheijn is also a member of our Board of Directors and our Chief Executive Officer.


On March 23, 2004, Futomic entered into an agreement with Mr. Tetterington to purchase the 3D Adapter technology. This agreement gives Futomic the rights to own, market, and distribute the 3D Adapter technology. Futomic is to hire an independent consultant to determine the value of the technology and to pay Mr.

Tetterington a sum of 50% of the cash value and a royalty based on gross sales of 5% until the combined cash payment and accumulated royalty of the to be determined value of the technology has been paid. An initial cash payment is payable for $50,000 as of the signing date. The purchase of the 3D Adapter technology was expensed as purchased research and development costs.


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


We have drafted two other patent applications for filing. One patent application explains a method and apparatus used to draw images with laser beams in various elements and the required laser frequency with various elements. Stereoscopic vision is the ability that allows a viewer to see depth and distance by presenting the viewer with a separate image for each eye. Each eyes image is presented with an image that has a different angle and when the viewer sees these images, the viewer sees the two images as one image that is called 3D or stereoscopic.

Another patent

Application is for a method and apparatus to cause a Game console such as the Sony Playstation II video games to be played in stereoscopic 3D. We anticipate filing these additional prepared patent applications in 2004. It is not known if or when the LP Technology will be marketable.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------


On January 25, 2004, there were 68 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.


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


Due to heating and cooling in the sealed glass tank, the gas inside expands and contracts accordingly. A pressure balance system involving a sensor and pump that adds gas to the tank is required when the tank cools and takes out pressure to the tank when the tank is heated.


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

Capital Requirements


It is estimated that the LP technology will require $56,000 to complete a working version of our prototype. It is anticipated that limited production of the 3D Adapter technology will be completed for $28,000. Marketing expenses for the 3D Adapter technology are a not yet known.



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
  are as follows:

  Exhange fo 5,000,000 shaes
  Adjustment to accumulated
  deficit upon merger                                     (4,502)                     4,502             0

  Stock issued for the      10,000,000     $  1,000   $  102,582     $       0   $        0   $   103,582
  purchase of research,
  technology and applied
  for patents for a
  value of $0.01 per share
  on July 7, 2003.

  Stock issued for cash      1,250,000         125        12,375                                   12,500
  on July 3, 2003 for $0.01
  per share.

  Stock issued for cash        121,000          12         6,038                                    6,050
  on July 18, 2003 for $0.05
  per share.

Foreign currency translation
  adjustment                                                               871

Net loss                                                                   871      (153,520)    (120,632)
                            -------------  ---------  -----------  ------------  ------------  -----------

Total, December 31, 2003     16,371,000    $   1,637  $  118,995   $       871   $  (153,520)   $ (32,017)
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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
Compliance
        With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------


The directors and officers of the Company and its subsidiaries, as of January 25, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


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


Francisco Schipperheijn, Ken Tetterington are Directors and Officers in the Company while Mr. Liu and Mr. Asimakopoulos are Officers in the Company.

We have employment agreements with both Mr. Liu and Mr. Asimakopoulos. Ken Tetterington, Francisco Schipperheijn and Mr. Liu devote 100% of their working time to our business.


MR. KEN TETTERINGTON


Mr. Ken Tetterington is our President, Secretary, Treasurer and Director. Since February 2001, Mr. Tetterington has been President and the sole Director of Selectrics Corporation (of Canada) where he initiated research and development on our laser projection technology. Selectrics (Canada) is currently being dissolved. He has had several patents granted in the field of 3D viewing systems, including the following:


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

                                     III-1

From 1998 to 2001, Mr. Tetterington was the founder and a Director of Tetratel Inc (CDNX: TIN). He served Tetratel and its shareholders as a Director and an Officer in a variety of positions including CEO, President and prior to his leaving that company in November 2001, as the Chief Technical Officer. Tetratel was a developer and distributor of 3D products including patented hardware technologies and software products. Mr. Tetterington resigned from Tetratel in November 2001 after which, Tetratel indicated they would change its business. The current status of Tetratel is unknown. Mr. Tetterington left Tetratel Inc to manage, research and develop our Company's LP technology. He has experience to manage all aspects of our technology developments, patents, manufacturing, and product development.

In February 2, 2002, Tetratel was issued a Cease Trade Order from the Canadian Venture Exchange, now the Toronto Stock Exchange Venture (TSX-V), for failure to file audited Financial reports. The Alberta Securities Commission or any other securities commission has not issued any letter to Mr. Tetterington. After the company first halted trading, he worked with the company's Audit Committee and the TSX-V to uncover and attempt to rectify discrepancies in the applicable security rules and regulations. In December 2002, TSX-V advised Mr. Tetterington that he would not be allowed to serve as a Director or Officer of an `Exchange Listed Company' based upon Canadian Venture Policy 3.1- Section 2.4(m) which states that "The following Persons cannot serve as directors or officers of an
Issuer: (m) any Person that the Exchange advises is unacceptable to serve as a director or senior officer of an Issuer." The Alberta Securities Commission has not provided an explanation for the basis of the sanction to Mr, Tetterington except that he was an officer and director of Tetratel. Mr. Tetterington further discloses that he is unaware of any other past or present securities commission proceedings or sanctions against him.

After his resignation from Tetratel, in February of 2002, Mr. Tetterington filed a law suit against Tetratel for back wages and other debts owed to him by the Tetratel in the amount of $20,000 (Canadian). Shortly after that time, Tetratel announced that it had sold its then current patent assets, which had been developed by Mr. Tetterington and Mr. Nan Liu, for a sum of approximately $450,000 (USD) to a third party. Before Mr. Tetterington could pursue further legal recourse, the management of Tetratel allowed the company to become dissolved as a corporation in the jurisdiction of Alberta for failing to file corporate returns and annual reports. Mr. Tetterington is unable to determine the current status of Tetratel or what management did with the funds they received from the asset sale. Mr. Tetterington was not in a position to participate in the final review process between the Canadian Venture Exchange and Tetratel and that he was unaware of any appeal process that allowed him to participate in the process. It was therefore unknown what Tetratel management discussed with the Canadian Venture Exchange as it pertained to Mr. Tetterington, who at that time had limited involvement with Tetratel.


Subsequently, the TSX-V advised Mr. Tetterington that they would evaluate any requests for Mr. Tetterington to become a Director based on the situation of the requesting public company.


Given our corporate and technological progress and the previously noted exchange disclosure, Mr. Tetterington's term as an Officer and Director will expire if we file applications with NASD to have our securities quoted on a trading forum. This is based on Mr. Tetterington's indication that he would not stand as a Director on a traded public company.
At the time of such resignation, the Company intends to hire another qualified individual to serve in Mr. Tetterington's capacity. There is no written agreement in place regarding this termination.

The Company does not have any intention of seeking a listing on any Canadian public stock exchange.


MR. FRANCISCO SCHIPPERHEIJN

Mr. Francisco Schipperheijn serves as one of our Directors and is our CEO. He has experience in Technology development from when he developed a UNIX based POS distribution software system that included the development of a music database called Multimedia Service Brokers Database (MSBD) representing the US, Canadian, Australian, German, UK and Japanese major and Independent Record labels.


In 1999, Mr. Francisco Schipperheijn founded 'Internet Service Brokers, Inc.,' a company that designed custom web sites, and built Canada's first online backup utility Backup 2000, later renamed Backup Manager. He also founded and currently works with CBN21.com, an Internet traffic and transaction hub that ports Internet content on 600 domains. Mr. Schipperheijn, at this time, serves approximately 40 hours per week.

                                     III-2

Mr. Schipperheijn is involved in the Consumer Broadcast Network as its sole Director. Consumer Broadcast Network is a collection of internet domains that are not online.


MR. NAN LIU


Mr. Nan Liu serves as our Vice President of Asian Relations. Mr. Liu is an Electronic Engineer, graduating from University in the mainland of China in 1978. He immigrated to Canada and was the lead engineer with Tetratel Inc, where he was in charge of the electronic design and manufacturing of the EyeFX 3D computer and television systems.


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



In 2004, Mr. Liu relocated to Beijing, China and has the position of Vice President of Asian Relations for the Company.

Mr. Christopher Asimakopoulos serves as our Vice President of International Business Affairs since 2004. He assists the company in creating relationships with prospective buyers of our products or services.

Mr. Asimakopoulos has developed opportunities on both domestic and worldwide levels. During his last forty years, he has maintained an ongoing connection with Government officials, corporate and individuals. He has also assisted companies in developing and marketing their products through his channels. He is also a principal in Arcadia Global Group Trading and Funding.


All directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors.
We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

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

                                     III-3

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
--------------------------------------------------------------------------------------------------------------------------

Ken Tetterington
President and
Director                  2003           $97,000          0              0               0                  0               0

Nan Liu
CEE                       2003           $32,000          0              0               0                  0               0

Francisco Schipperheijn   2003           $97,000          0              0               0                  0               0
CEO




Employment Agreements. Mr. Liu and Mr. Asimakopoulos both have employment agreements. No officer or director has been provided a future benefit to be received upon separation from service with the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------


The following table sets forth as of January 25, 2005, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.



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

                                     III-4

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------


On August 5, 2003, Mr. Tetterington and Mr. Schipperheijn purchased 4,997,000 common shares of Segway VI Corp, out of the 5,000,000 then outstanding from the prior owners and promoters, Mr. Kent McKay, Mr. Richard Anslow and Mr. Gregg Jaclin.


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


Mr. Tetterington and Mr. Schipperheijn, both current Directors, assigned to our wholly subsidiary, Selectrics Corporation, the LP technology for a total of 10,000,000 Common Shares of Selectrics Corporation, 6,000,000 shares to Mr. Tetterington and 4,000,000 shares to Mr. Schipperheijn, and related patent filing fees. These shares were purchased by us in the Stock Purchase Agreement and Share Exchange, by which Selectrics became our wholly owned subsidiary.

Mr. Tetterington assigned us the 3D Adapter technology for 50% of the cash value assigned to the technology by an independent study and the other 50% of the value paid in 5% royalties. An initial cash payment is payable for $50,000 as of the signing date. As of August 15, 2004, we have a remaining balance of $37,464.63 owed to Mr. Tetterington.


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

                                     III-5

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


Dated: January 27, 2005



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

By: /s/ Ken Tetterington              President, CFO
---------------------------------     Secretary and Director
        Ken Tetterington


Dated: January 27, 2005



By: /s/ Francisco Schipperheijn       Director, CEO
---------------------------------
        Francisco Schipperheijn


Dated: January 27, 2005





                                     III-7