Form 10KSB
period 2004-12-31
FUTOMIC INDUSTRIES INC
filed 2005-04-15
CIK 1120088

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Fiscal Year Ended December 31, 2004

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

                8717-53 Avenue Edmonton, Alberta, Canada      T6C 1A2
               Address of principal executive offices)       (Zip Code)

                                  (780)485-1257
              (Registrant's telephone number, including area code)

                            3DLP International, Inc.
                                 7627-83 Avenue,
                            Edmonton, Alberta, Canada
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                 Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ()

Revenues for year ended December 31, 2004: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004, was: $O

Number of shares of the registrant's common stock outstanding as of April 14, 2005 was: 16,946,300

Transfer Agent as of April 14, 2005:  American Registrar & Transfer Co.
                                      342 East 900 South
                                      Salt Lake City, Utah 84111

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development:

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

Business of Issuer:

We are engaged in the research, development and distribution of technologies. Our current technology assets include a working version of a 3D Adapter for the Sony Playstation II, and an incomplete 3D Laser projection system to display 3D images. We are also engaged in the research and development of a smart card technology related to the biometric security industry.

Our first technology acquisition was the LP technology prototype and related technology from Mr. Tetterington and Mr. Schipperheijn. Our second acquisition was a completed prototype of our 3D adapter technology for the Sony Playstation
II. The 3D Adapter connects to a Sony Playstation II and allows video game players to play certain video games in 3D. Sony Playstation II video game titles such as Matrix, Lara Croft and Drop Ship are current game titles that can be played in stereoscopic 3D. Tested games that feature camera pan by the game title player in 3D. Games that do not have pan, scroll or strife may not appear in quality 3D.

We initially planned to market our 3D laser projection system to industrial organizations within the United States. Upon re-evaluation of the prospects for sales of our laser projection technology we have put the project on hold pending additional marketing due diligence and the assembly of documentation of features the market expects in product standards.

Our 3D Adapter is applicable to the video game industry as a consumer product that enhances video game play.

We plan on marketing and distributing our video game product through the use of the Internet, magazine ads and spot promotions. We intend to solicit a sales force to assist in entrenching our technology into the marketplace or to find a partner that has compatible marketing abilities. The video game sales forces use traditional brick and mortar retail store distribution methods.

Our video game adapter products could be distributed to a customer base, consisting of consumers who currently own a Sony Playstation II. Our anticipated suppliers for electronic parts are DigiKey, Active Components, from which we can procure mainstream electronic parts.

Futomic is also involved in the research, development and marketing of a biometric smart card. All of the smart card hardware has been supplied from other distributors and we have programmed the Interface software that allows clients to manage a database of issued cards.

We currently have four employees in our 1,100 square foot Beijing office that work on engineering of products. We currently have two management employees in our 800 square foot office space located in Edmonton, Alberta, Canada and we have one more employee located in San Diego, California.

Technology Purchase Agreements:

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

This agreement is being re-negotiated at this time as Futomic failed to have the 3D adapter technology appraised within the first year time frame.

We do not have signed distribution rights or a written agreement in place with the OEM supplier of the biometric card.

LP Technology Status:

The laser projection (LP) soft technology assets consist of two LP patent applications. The hardware prototype technology consists of a freestanding display that includes laser diode systems, laser power supplies, heating chamber, pump equalization system and a clear viewing volumetric display. The prototype is a work in progress with several features implemented and several additional features still to be implemented.

We had one patent filed with the United States Patent and Trademark office and another patent drafted but not yet filed. The first patent that was filed was rejected based on a similar laser scan technique that was already granted patent status. Specific details of the key aspects of the technology cannot be disclosed due to public domain protection of our patent applications. However features that are publicly known teachings are hereby discussed.

The prototype is being designed to display a 3 dimensional image without the use of special eyewear and of which can be viewed with 360 degrees of viewing. This type of technology is called a 3D volumetric display. Laser beams are used to scan inside a clear glass tank and draw a 3D image inside.

Our patent applications are applicable to methods that rapidly draw the image inside the glass tank. The rejected patent application describes a method and mechanism of directing laser beams by scan methods to allow the intersecting laser beams to draw an image quickly. The image to be shown must be drawn faster than 24 times per second to produce the effect of a consistent image seen in the tank. The relevant patent filing number for this filing is 10/605,088, which was filed on September 8, 2003 and rejected in October of 2004. We have another patent application prepared for filing however we are conducting studies into the merits of the LP technology and at present have placed the entire project on hold until further studies are completed.

Other Patents:

We have filed one patent application describing a method and apparatus to cause a Game console such as the Sony Playstation II video games to be played in stereoscopic 3D.

Video Game Adapter Status:

Our 3D Adapter prototype is in a completed state. We are in the manufacturing stage with this product. We anticipate the commercial release of this product in the 2nd quarter of 2005.

Patent Status:

We have the rights to 3 patent applications; one is pending in the United States jurisdiction, one was rejected and the other is prepared buy not yet filed. In order to maintain our technology patent applications in good standing, we are required to file maintenance fees and updates to our provisional filed patent application on or before the anniversary date of the first year and subsequent fees. We have enlisted the law firm of Bennet-Jones (of Edmonton) to assist in filing our patent applications.

Our rejected patent application was filed with the United States Patent and Trademark Office on September 8, 2003. It was rejected in October of 2004. It was previously filed as a provisional patent. Our second patent application has been prepared and reviewed by our patent attorney but not filed.

Our current laser projection techniques on which our patent applications are based, were formulated on the physics principals of patent #4,881,068, filed on March 8, 1988 by Mr. Eric Korevaar. Although Mr. Korevaar constructed a working prototype and was granted a patent based on his work, his prototype had limitations. The Korevaar patent subsequently lapsed due to missed maintenance fees. Although the techniques used in our prototype use the same physics principals to display images, our patent applications are applicable to solving the limitations that the Korevaar patent did not address. Our patents are applicable to the solutions for displaying drawing speed, image size and window size.

Competition:

We are most involved in the video game industry and our products directly compete with after-market adapter distribution companies. Two main competitors exist in North America - Hip Interactive of Toronto, Canada and MadCatz of California. Each of our competitors has adapters such as joysticks, controllers, memory expansions and cables that are sold retail in stores across North America.

We are not aware of any other company or product that enables the Playstation II in stereoscopic 3D.

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

o Vrex Corporation also has a competitive LCD 3D product called VRSURFER that has a built in 3D support to watch pre-formatted 3D DVD movies in combination with a DVD player and television.

o Woboo has a competitive LCD 3D product for use with a computer Monitor and television system.

However, these systems only give the effect of displaying a third dimension to the viewer. The data cannot be reviewed in an x, y, z, altitude, longitude or latitude format by a viewer.

Corporate Offices:

Our corporate offices are located at 8717-83 Avenue in Edmonton, Alberta, Canada and our telephone number is (780)485-1257. Our fax number is (780) 485-1259.

Our Development offices are located at Suite 301, Unit 1, #2 Building, WeiBoHao JiaYuan, No. 1 WeiGongCun Street, HaiDian District, Beijing, P.R. China, 100081. Our phone number is 86-10-8857-1010.

Employees:

We employ seven people on a full-time basis. We may employ additional people as we continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

We currently use approximately 800 square feet of office space and lab area at 8717-53 Avenue, Edmonton, Alberta, Canada. This area is under a lease agreement of one year and would expire on March 15th, 2006. Our lease payments are up to date and in good standing at present.

We currently use approximately 1,200 square feet at Suite 301, Unit 1, #2 Building, WeiBoHao JiaYuan, No. 1 WeiGongCun Street, HaiDian District, Beijing, P.R. China, 100081. This property is also under lease agreement via our Vice President Mr. Nan Liu. The 6 month lease would expire on May April 1st. Our lease payments are up to date and in good standing at present.

We also rent a month-to-month storage facility in Edmonton that is used to hold un-used inventory and equipment. Our rent payments are up to date and in good standing at present.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 14, 2005, there were 68 shareholders of record of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

Dividends:

The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Futomic Industries, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Internet Presence:

Our Internet web site is located at http://www.futomic.com. At present the Futomic web site does not reflect any game products and is not designed for soliciting investment or for appeasing shareholders. The web site is designed to illustrate biometric security card features to potential clients. We are currently studying domain names that are adequate for a video game site.

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

As the Company's first patent application has been rejected and due to the unknown sales potential for the product, coupled with the requirement for further research and development costs associated with the LP technology, the Company has decided to conduct further consideration as to the viability of the LP technology.

Some of the further work required to complete the LP technology involves the heating and cooling system in the sealed glass tank. As the gas inside expands and contracts accordingly, a pressure balance system involving a sensor and pump that adds gas to the tank is required when the tank cools and takes out pressure to the tank when the tank is heated. The Company desires to remove the tank from the LP technology entirely and this requires further research that is unknown at this time.

Costs for completion of the LP prototype are expected as follows:

o        $32,000  for  prototyping  and  drafting  services  for the mirror drive mechanisms and pressure pump balance systems;
o        $11,500  for electronic prototyping and software control systems;
o        $12,500  for  compliance  engineering  and  consulting  related to pre-release
o        Testing of the completed prototype.

3D Game Adapter:

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

The 3D Adapter connects to a Sony Playstation II and allows video game players to play certain video games in 3D. Sony Playstation II video game titles such as Matrix, Lara Croft and Drop Ship are current game titles that can be played in stereoscopic 3D. Tested games that feature camera pan by the video game generally can be shown in 3D.

Games that do not have pan may not appear in quality 3D. Our 3D Adapter technology is known to be compatible with the Sony Playstation II, however it has not been tested with the Sony Playstation I and it is not known if it will be or can be made to be compatible with the Sony Playstation III which is anticipated in the future.

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

We are I the early stages of developing a smart card technology that is being designed for the security industry.

Smart Card Technology:

We are currently researching various possible products related to the biometric security industry. One possible product is a smart card that is made out of plastic and the size of a typical credit card. Smart card technologies in use today have a memory chip that stores information about the owner of the smart card. Certain smart cards also have a fingerprint scanner on the card that is used to verify the cards owner. Another product we are researching is a smart card reader that is secure against unwanted data mining. We anticipate pursuing development of biometric smart card technologies.

Revenue:

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

Potential distributors of established video game adapters and peripheral devices are MadCatz and Hip Interactive.

We are not evolved enough into the smart card technology to make accurate forecasts of the sales of the biometric security technology.

Forecasts of 3D Adapter sales are for a first year volume of 5,000 units. At a profit of $10.00 per unit we forecast gross revenue f $50,000 in gross product sales of the 3D Adapter.

Additional Products:

Futomic may develop or purchase additional products however no arrangements have been made or are solidified at this time.

Capital Requirements:

It is estimated that the LP technology will require $56,000 to complete a working version of our prototype. It is anticipated that limited production of the 3D Adapter technology will be completed for $28,000. Marketing expenses for the 3D Adapter technology are a not yet known. We do not have a schedule for the completion of our smart card technology.

Capital may be raised from revenue, the sale of our common stock, loans from investors, shareholders, management or joint venture partners. Capital may also be raised via revenues from our 3D Adapter sales to third party distributors.

We currently use approximately 800 square feet of office space and lab area at 8717-53 Avenue, Edmonton, Alberta, Canada. This area is under a lease agreement of one year and would expire on March 15th, 2006. Our lease payments are up to date and in good standing at present.

We currently use approximately 1,200 square feet at Suite 301, Unit 1, #2 Building, WeiBoHao JiaYuan, No. 1 WeiGongCun Street, HaiDian District, Beijing, P.R. China, 100081. This property is also under lease agreement via our Vice President Mr. Nan Liu. The 6 month lease would expire on May April 1st. Our lease payments are up to date and in good standing at present.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:


Paste YE 2004 Financials here


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, CPA. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is: (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.;
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls
----------------------------

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of April 14, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                           Age     Director/Position              Since

Francisco Schipperheijn        41      CEO/Director                   8/15/2003

Ken Tetterington               43      President/Secretary            8/15/2003
                                       Treasurer/Director/CFO

Christopher Asimakopolous      71      VP Of International Relations  6/01/2004

Nan Liu                        39      VP Of Asian Relations          8/15/2003

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

He has had several patents granted in the field of 3D viewing systems, including the following:


a.       Invention: METHOD AND APPARATUS FOR DISPLAYING FLICKER FREE
                    STEREOSCOPIC IMAGES
         Invention: US Application Number - 09/681,640
         U.S. Filing Date - May 15, 2001
         Currently Assigned to 3XD Technologies Corp.

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

Mr. Tetterington advices that after he resigned and was not involved in that corporation, in February of 2002, he filed a law suit against Tetratel for claims against back wages and debts he claims that company owed him in the amount of $20,000 (Canadian). Shortly after that time, Tetratel announced that it had sold its then current patent assets developed by Mr. Tetterington and Mr. Nan Liu for a sum of approximately $450,000 (USD) in cash to a third party. Before Mr. Tetterington could arrange further court actions, then management of Tetratel allowed that company to become struck as a corporation in the jurisdiction of Alberta for failing to file corporate returns and annual reports. Mr. Tetterington further advises that he is unable to determine what the status of Tetratel is now or what management did with its funds they received from its asset sale. Mr. Tetterington further advises that he was not in a position to participate in the final review process between the Canadian Venture Exchange and Tetratel and that he was unaware of any appeal process that allowed him to participate in the process. It was therefore unknown what Tetratel management discussed with the Canadian Venture Exchange as it pertained to Mr. Tetterington, who at that time had limited involvement with Tetratel.

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

Mr. Christopher Asimakopoulos:

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

Directors Obligations:

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

Certain Legal Proceedings:

Other than Mr. Ken Tetterington as disclosed above, no director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act

We have not filed a Form 5 for the year ending December 31, 2004.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2004, to executive officers who were serving as of the fiscal year ending December 31, 2004, whose salary and bonus during fiscal year ending December 31, 2004 exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

                           Summary Compensation Table

                                               ANNUAL COMPENSATION             LONG TERM COMPENSATION

                                                                                RESTRICTED        SECURITIES
NAME AND PRINCIPAL      FISCAL             OTHER      ANNUAL    STOCK           UNDERLYING         OPTIONS        ALL OTHER
POSITION                 YEAR              SALARY      BONUS   COMPENSATION       AWARDS      (NO. OF SHARES)  COMPENSATION
Ken Tetterington
President and
Director                  2004             $97,000        0            0               0                  0          0

Nan Liu
VPAR                      2004             $32,000        0            0               0                  0          0

Francisco                 2004             $97,000        0            0               0                  0          0
Schipperheijn
CEO and
Director

Christopher               2004             $32,000        0            0               0                  0          0
Asimakopoulos
VP

Employment Agreements. Mr. Liu and Mr. Asimakopoulos both have employment agreements. No officer or director has been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of April 14, 2005, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


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

Mr. Tetterington and Mr. Schipperheijn, both current Directors, assigned to our wholly subsidiary, Selectrics Corporation, the LP technology for a total of 10,000,000 Common Shares of Selectrics Corporation, 6,000,000 shares to Mr. Tetterington and 4,000,000 shares to Mr. Schipperheijn, and related patent filing fees. These shares were purchased in the Stock Purchase Agreement and Share Exchange, by which Selectrics became our wholly owned subsidiary.

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

Item 13. Exhibits and Reports on Form 8-K:

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

     10.1 Agreement between 3DLP International, Inc. and Selectrics Corp.(1)

     10.2 Patent Assignments between 3DLP International, Inc. and Mr. Ken Tetterington (1)

     10.3 Weston Capital Partners, Ltd. Consulting Agreement (1)

(1) Incorporated by reference to the Registrant's Form SB-2, filed on September 18, 2003.

(b)  Reports on Form 8-K.

     On December 9, 2004, the Company filed an 8K based on the Stock Purchase Agreement and Share Exchange between the Company and Selectrics Corporation.

     On December 10, 2004, the Company filed an 8K based on a press release announcing that Christopher Asimakopoulos was appointed to the position of Vice President of International Affairs.

     On December 15, 2004, the Company filed an 8K based on a press release announcing that Nan Liu was appointed to the position of Vice President of Asian Relations.

     On December 21, 2004, the Company filed an 8K based on a press release announcing that updating of the Company's Technology Portfolio.

ITEM 14. Principal Accountant Fees and Services:

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $-0- for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we did not incur and fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.



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

Dated: April 14, 2005

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

By: /s/ Ken Tetterington              President, CFO
---------------------------------     Secretary and Director
        Ken Tetterington

Dated: April 14, 2005

By: /s/ Francisco Schipperheijn       Director, CEO
---------------------------------
        Francisco Schipperheijn

Dated: April 14, 2005

                            FUTOMIC INDUSTRIES, INC.
                            FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Futomic Industries, Inc. ("Futomic") filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Futomic, employees may be called upon to provide information to assure that Futomic's public reports are complete, fair, and understandable. Futomic expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Futomic's public disclosure requirements.

Futomic's Finance Department bears a special responsibility for promoting integrity throughout Futomic, with responsibilities to stakeholders both inside and outside of Futomic. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Futomic as a whole that ensures the fair and timely reporting of Futomic's financial results and conditions. Because of this special role, the CEO, CFO, and all members of Futomic's Finance Department are bound by Futomic's Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Futomic files with, or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

- Share job knowledge and maintain skills important and relevant to stakeholders needs.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

- Achieve responsible use of, and control over, all Futomic assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of Futomic's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Futomic's Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

                                    CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER
                                 PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Francisco Schipperheijn, certify that:

1. I have reviewed this Form 10-KSB of Futomic Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the
          small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance
          regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report
          our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by
          this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred
          during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors
and
     the audit committee of the small business issuer's board of directors
     (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely
     to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: April 14, 2005
                                        /s/ Francisco Schipperheijn
                                        -----------------------------
                                        Francisco Schipperheijn
                                        Chief Executive Officer



                                  CERTIFICATION
                     OF CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Ken Tetterington, certify that:

1.   I have reviewed this Form 10-KSB of Futomic Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to
     the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e))
     and internal control over financial reporting (as defined in Exchange
     Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the
          small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;
     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred
          during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors
and
     the audit committee of the small business issuer's board of directors
     (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely
     to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's
     internal control over financial reporting.

Dated: April 14, 2005
                                        /s/ Ken Tetterington
                                        --------------------------
                                        Ken Tetterington
                                        Chief Financial Officer



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-KSB of Futomic Industries, Inc. for the year ending December 31, 2004, I, Francisco Schipperheijn, Chief Executive Officer of Futomic Industries, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such Annual Report of Form 10-KSB for the year ending December 31, 2004, fully complies with the requirements of Section
13(a)
          or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Form 10-KSB for the year ended December 31, 2004, fairly represents in all material respects, the financial condition and results of operations of Futomic Industries, Inc.


Dated:    April 14, 2005

                            FUTOMIC INDUSTRIES, INC.

By:  /s/ Francisco Schipperheijn
-----------------------------------------
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-KSB of Futomic Industries, Inc. for the year ending December 31, 2004, I, Ken Tetterington, Chief Financial Officer of Futomic Industries, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such Annual Report of Form 10-KSB for the year ending December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Form 10-KSB for the year ended December 31, 2004, fairly represents in all material respects, the financial condition and results of operations of Futomic Industries, Inc.


Dated:    April 14, 2005

                            FUTOMIC INDUSTRIES, INC.

By:  /s/ Ken Tetterington
-----------------------------------------
Chief Financial Officer