Form 10KSB/A
period 2004-12-31
FUTOMIC INDUSTRIES INC
filed 2005-04-15
CIK 1120088

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2004, was: $O

Number of shares of the registrant's common stock outstanding as of April 14, 2005 was: 16,946,300

Transfer Agent as of April 14, 2005:  American Registrar & Transfer Co.
                                      342 East 900 South
                                      Salt Lake City, Utah 84111

This amendment is being filed due to the fact that the original Form 10-KSB filed earlier today omitted Futomic Industries Inc.'s complete financial statements for the year ended December 31, 2004.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:


                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)

                              FINANCIAL STATEMENTS







                        AS OF DECEMBER 31, 2004 and 2003

                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)

                     Financial Statements Table of Contents




                  FINANCIAL STATEMENTS                                   Page #



                  Independent Auditors Report                                 1


                  Balance Sheet                                               2


                  Statement of Operations and Retained Deficit                3


                  Statement of Comprehensive Income                           4


                  Statement of Stockholders Equity                            5


                  Cash Flow Statement                                         6


                  Notes to the Financial Statements                         7-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM



The Board of Directors and Shareholders
Futomic Industries, Inc. and Subsidiary



Gentlemen:

        We have audited the accompanying balance sheet of Futomic Industries, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related statements of operations, stockholder's equity and cash flows for the twelve months ending December 31, 2004 and from inception (June 24, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futomic Industries, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of operations and its cash flows for the twelve months ending December 31, 2004 and from inception (June 24, 2003), in conformity with U.S. generally accepted accounting principles.


Gately & Associates, LLC
Altamonte Springs, Florida
January 15, 2005




                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                                 BALANCE SHEETS
                        As of December 31, 2004 and 2003

                                     ASSETS


     CURRENT ASSETS                                          December 31, 2004      December 31, 2003

             Cash                                              $    114,741           $        741
             Receivable - Selectrics of Canada                            0                  6,961
             Employee advances                                            0                  1,837
                                                                ------------           ------------

                           TOTAL CURRENT ASSETS                     114,741                  9,539

     FIXED ASSETS

             Research equipment                                       3,113                    488
             Furniture                                                3,775                      0
             Computers and software                                   7,496                      0
             Accumulated depreciation                                (2,120)                  (293)
                                                                ------------           ------------
---------------------------------------------------------------------------------------------------

                   TOTAL PROPERTY AND EQUIPMENT                      12,264                    195

      OTHER ASSETS

             Deposits                                                   900                      0
                                                                ------------            -----------
--------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                              $   127,905             $    9,734
                                                                ============            ===========



                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                                 BALANCE SHEETS
                        As of December 31, 2004 and 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES                                     December 31, 2004      December 31, 2003

      Accounts payable                                           $    11,493          $     15,000
      Wages payable                                                   21,711                     0
      Shareholder loan                                                46,910                26,751
                                                                  -----------         -------------
---------------------------------------------------------------------------------------------------

                           TOTAL LIABILITIES                          80,114                41,751

     STOCKHOLDERS' EQUITY

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                       0                    0
       Common Stock - par value $0.0001;
         100,000,000 shares authorized; Shares
         issued and outstanding:
           16,946,000 and 16,371,000, respectively                     1,695                1,637
       Additional paid in capital                                    383,937              118,995
       Foreign currency translation adjustment                          (561)                 871
       Accumulated Deficit                                          (337,280)            (153,520)
                                                                  -----------        -------------

       Total stockholders' equity                                     47,791              (32,017)
                                                                  -----------        -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  127,905         $      9,734
                                                                  ===========        =============

                   The accompanying notes are an integral part of these financial statements.



                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                 For the twelve months ended December 31, 2004,
          from inception (June 24, 2003) through December 31, 2003, and from inception (June 24, 2003) through December 31, 2004



                                                         Twelve Months        From Inception    From Inception
                                                             Ended               Through            Through
                                                         Dec. 31, 2004        Dec. 31, 2003      Dec. 31, 2004

     SALES                                                $           0         $         0       $        0
     COST OF SALES                                                    0                   0                0
                                                           -------------       -------------     ------------

     GROSS PROFIT                                                     0                   0                0

     GENERAL AND ADMINISTRATIVE EXPENSES                        119,086              44,746          163,832
     RESEARCH AND DEVELOPMENT COSTS                              64,723             108,452          173,175
                                                           -------------        ------------      -----------

     OPERATING INCOME (LOSS)                                   (183,809)           (153,198)        (337,007)

     INTEREST INCOME                                                 49                   0               49
     INTEREST (EXPENSE)                                               0                (322)            (322)
                                                           -------------        ------------       ----------

     NET INCOME (LOSS)                                         (183,760)           (153,520)        (337,280)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    (153,520)                 (0)              (0)
                                                           -------------        ------------      -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                   $   (337,280)        $  (153,520)      $ (337,280)
                                                           =============        ============      ===========


NET EARNINGS PER SHARE

         Basic
         Net loss per share                                $       (.02)        $      (.02)

      Weighted Average
      Number of Common Shares Outstanding                    16,427,250           6,821,250


                     The accompanying notes are an integral part of these financial statements.



                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                        STATEMENT OF COMPREHENSIVE INCOME
             For the twelve months ended December 31, 2004 and 2003




                                                                   Twelve Months    Twelve Months
                                                                   Dec. 31, 2004    Dec. 31, 2003
     NET INCOME (LOSS)                                            $    (183,760)    $   (153,520)

     FOREIGN CURRENCY TRANSALTION ADJUSMENTS                               (561)             871
                                                                  --------------    -------------

     COMPREHENSIVE INCOME                                         $    (184,321)    $   (152,649)
                                                                  ==============    =============








   The accompanying notes are an integral part of these financial statements.


                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (June 24, 2003)through December 31, 2004

                                                                                    FOREIGN
                                                                    ADDITIONAL     CURRENCY
                                                      COMMON         PAID IN      TRANSLATION     ACCUMULATED
                                      SHARES          STOCK          CAPITAL       ADJUSTMENT       DEFICIT          TOTAL
                                   -----------     -----------     -----------    -----------     -----------     -----------
Equity Balances pre-merger           5,000,000     $       500     $     2,502    $         0     $    (4,502)    $    (1,500)

Shares issued in exchange
 of stock for acquisition
 of subsidiary on August 15,
 2003 for $0.01 per share
 on a one-for-one exchange
 of 11,371,000 common shares
 are as follows:

  Exchange for 5,000,000 shares
  Adjustment to accumulated
  deficit upon merger                                                   (4,502)                         4,502               0

  Stock issued for the              10,000,000     $     1,000     $   102,582    $         0     $         0     $   103,582
  purchase of research,
  technology and applied
  for patents for a
  value of $0.01 per share
  on July 7, 2003

  Stock issued for cash              1,250,000             125          12,375                                         12,500
  on July 3, 2003 for $0.01
  per share

  Stock issued for cash                121,000              12           6,038                                          6,050
  on July 18, 2003 for $0.05
  per share

Foreign currency translation
  adjustment                                                                              871                             871

Net loss                              (153,520)       (153,520)
                                   -----------     -----------     -----------    -----------     -----------     -----------

Total, December 31, 2003            16,371,000           1,637         118,995            871        (153,520)        (32,017)

Foreign currency translation
  adjustment                                                                           (1,432)                         (1,432)

Stock issued for cash
on March 15, 2004 for $0.20
per share                               75,000               8          14,992                                         15,000

Stock issued for cash
on July 15, 2004 for $0.50
per share                              500,000              50         249,950                                        250,000

Net loss                                                                                             (183,760)       (183,760)
                                   -----------     -----------     -----------    -----------     -----------     -----------

Total, December 31, 2004            16,946,000     $     1,695     $   383,937    $      (561)    $  (337,280)    $    47,791
                                   ===========     ===========     ===========    ===========     ===========     ===========




                              The accompanying notes are an integral part of these financial statements.



                             FUTOMIC INDUSTRIES INC.
                                 And Subsidiary
                          (a development stage company)
                 For the twelve months ended December 31, 2004,
          from inception (June 24, 2003) through December 31, 2003, and from inception (June 24, 2003) through December 31, 2004




     CASH FLOWS FROM OPERATING ACTIVITIES
                                                         Twelve Months        From Inception    From Inception
                                                             Ended               Through           Through
                                                         Dec. 31, 2004        Dec. 31, 2003     Dec. 31, 2004

             Net income (loss)                            $  (183,760)       $     (153,520)     $   (337,280)
             Adjustment for stock acquisition exchange              0                (1,500)           (1,500)
                  Research costs acquired with stock                0               103,582           103,582
             Foreign currency translation adjustment           (1,432)                  871              (561)
             Depreciation                                       1,827                   293             2,120
            (Increase) Decrease in receivable - Selectrics      6,961                (6,961)                0
            (Increase) Decrease in employee advance             1,837                (1,837)                0
            (Increase) Decrease in deposits                      (900)                    0              (900)
                  Increase (Decrease) in accounts payable      (3,507)               15,000            11,493
             Increase (Decrease) in wages payable              21,711                     0            21,711
                                                          ------------         -------------       -----------

         NET CASH PROVIDED OR (USED) IN OPERATIONS           (157,263)              (44,072)         (201,335)
                                                          ------------         -------------       -----------
     CASH FLOWS FROM INVESTING ACTIVITIES

             Cash paid for fixed assets                       (13,896)                 (488)          (14,384)
                                                          ------------         -------------       -----------

                                                              (13,896)                 (488)          (14,384)
                                                          ------------         -------------       -----------

     CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from loan from stockholder               20,159                26,751            46,910
             Proceeds from issuance of common stock           265,000                18,550           283,550
                                                           -----------         -------------       -----------

                                                              285,159                45,301           330,460

     CASH RECONCILIATION

             Net increase (decrease) in cash                  114,000                   741           114,741
             Beginning cash balance                               741                     0                 0
                                                           -----------        -------------        -----------

     ENDING CASH BALANCE                                   $  114,741        $          741      $    114,741
                                                           ===========        =============        ===========




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


1.   Summary of significant accounting policies:
     -------------------------------------------

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

As of December 31, 2003 the Company had employee advances of $1,836. As December 31, 2004 this balance was $0.

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

6.   Foreign Currency Translation Adjustments:
     ----------------------------------------

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS -
52. The translation adjustments our shown as part Stockholders' Equity and do not effect the Company's revenue and expense. The Company had ($561) and $871 in translation adjustments for the periods ending December 31, 2004 and 2003, respectively. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. During the period ending December 31, 2004 and 2003, the Company had no transaction gains or losses.

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

14.  Deferred Tax Assets and Liabilities:
     -----------------------------------

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of December 31, 2004 and December 31, 2003, The Company had a deferred tax asset in the amount of approximately $67,500 and 30,700, respectively, that is derived from a net operating tax loss carryforward of $183,760 and $153,198, respectively. The deferred tax assets will expire during the years 2024 and 2023, respectively, if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

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