Form 10QSB
period 2005-03-31
FUTOMIC INDUSTRIES INC
filed 2005-05-20
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-31361

FUTOMIC INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7627-83 AVENUE EDMONTON, ALBERTA, CANADA	T6C 1A2
(Address of principal executive offices)	(Zip Code)

(780) 722-1104

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2005: 16,946,000 shares of common stock outstanding, $0.0001 par value.

FUTOMIC INDUSTRIES, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005 and DECEMBER 31, 2004

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1/F-2

Statement of Operations and Retained Deficit	F-3

Statement of Comprehensive Income	F-4

Statement of Stockholders Equity	F-5

Cash Flow Statement	F-6

Notes to the Financial Statements	F-7

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	March 31, 2005	December 31, 2004
Cash	$8,782	$114,741

TOTAL ASSETS	$8,782	$114,741

FIXED ASSETS

Research equipment	0	3,113
Furniture	0	3,775
Computers and software	5,280	7,496
Accumulated depreciation	(864)	(2,120)

TOTAL PROPERTY AND EQUIPMENT	$4,416	$12,264

OTHER ASSETS

Deposits	1,070	900

TOTAL ASSETS	$14,268	$127,905

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	March 31,2005	December 31, 2004

Accounts payable	$9,060	$11,493
Wages payable	25,711	21,711
Shareholder loan	23,516	46,910

TOTAL LIABILITIES	58,287	80,114

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0

Common Stock - par value $0.0001;
100,000,000 shares authorized;
Shares issued and outstanding
16,946,000 and 16,371,000 respectively	1,695	1,695
Additional paid in capital	383,937	383,937
Treasury Stock at cost, 9,331,000 shares	(43,208)	0
Foreign currency translation adjustment	(389)	(561)
Accumulated Deficit	(386,054)	(337,280)

Total stockholders’ equity	(14,268)	(47,791)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$14,268	$127,905

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004, and

from inception (June 24, 2003) through March 31, 2005

	Three Months Ended	Three Months Ended		From Inception Through
	Mar. 31, 2005	Mar. 31, 2004		To Mar. 31, 2005

SALES	$0		$0	$0
COST OF SALES	0		0	0

GROSS PROFIT	0		0	0

GENERAL AND ADMINISTRATIVE EXPENSES	45,675		4,491	209,507

RESEARCH AND DEVELOPMENT COSTS	3,104		54,287	176,279

OPERATING INCOME (LOSS)	(48,778)		(58,778)	(385,786)

INTEREST INCOME	5		0	54
INTEREST (EXPENSE)	0		0	(322)

NET INCOME (LOSS)	(48,774)		(58,778)	(336,054)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(337,280)		(153,520)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(386,054)		$(212,298)	$(386,054)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	$ (Less than .01)	$	(Less than .01)

Weighted Average
Number of Common Shares Outstanding	16,946,000		16,427,250

The accompanying notes are an integral part of these financial statements.

 FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF COMPREHENSIVE INCOME

For the three months ended March 31, 2005 and 2004

	Three Months Mar. 31, 2005	Three Months Mar. 31, 2004

NET INCOME	$(48,774)	$(58,778)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	172	313

COMPREHENSIVE INCOME	$(48,602)	$(58,465)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (June 24, 2003) through March 31, 2005

	SHARES	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	ACCUMULATED DEFICIT	TOTAL

Equity Balances pre-merger	5,000,000	$ 500	$ 2,502	$ 0	$ (4,502)	$ (1,500)

Shares issued in exchange of stock for acquisition of subsidiary on August 15, 2003 for $0.01 per share on a one-for-one exchange of 11,371,000 common shares are as follows:

Exchange for 5,000,000 shares Adjustment to accumulated deficit upon merger			(4,502)		4,502	0

Stock issued for the purchase of research, technology and applied for patents for a value of $0.01 per share on July 7, 2003.	10,000,000	1,000	102,582	0	0	103,582

Stock issued for cash on July 3, 2003 for $0.01 per share.	1,250,000	125	12,375			12,500

Stock issued for cash on July 18, 2003 for $0.05 per share.	121,000	12	6,038			6,050

Foreign currency translation adjustment				871		871

Net loss					(153,520)	(153,520)

Total, December 31, 2003	16,371,000	$ 1,637	$ 118,995	$ 871	$ (153,520)	$(32,017)

Foreign currency translation adjustment				(1,432)		(1,432)

Stock issued for cash on March 15, 2004 for $0.20 per share	75,000	8	14,992			15,000

Stock issued for cash on July 15, 2004 for $0.50 per share	500,000	50	249,950			250,000

Net loss					(183,760)	(183,760)

Total, December 31, 2004	16,946,000	$ 1,695	$ 383,937	$ (561)	$ (337,280)	$ 47,791

Foreign currency translation adjustment				172		172

Purchase of 9,331,000 shares of Treasury Stock on January 1, 2005 with property and cash for $0.005 per share						(43,208)

Net loss					(48,774)	(48,774)

Total, March 31, 2005	16,946,000	$ 1,695	$ 383,937	$ (389)	$ (386,054)	$ (44,019)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2004 and

from inception (June 24, 2003) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Twelve Months Ended Mar. 31, 2005	Twelve Months Ended Mar. 31, 2004	From Inception Through Mar. 31, 2005

Net income (loss)	$(48,774)	$(58,778)	$(386,054)
Adjustment for stock acquisition exchange	0	0	(1,500)
Research costs acquired with stock	0	0	103,582
Foreign currency translation adjustment	(172)	313	(389)
Depreciation	0	20	2,120
Increases (Decrease) in receivable – Selectrics	0	6,961	0
Increases (Decrease) in employee advance	0	1,837	0
Increases (Decrease) in deposits	(170)	0	(1,070)
Increases (Decrease) in accounts payable	(2,433)	41,330	9,060
Increases (Decrease) in wages payable	4,000	0	25,711

NET CASH PROVIDED OR (USED) IN OPERATIONS	(47,549)	(8,317)	(248,540)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	0	0	(14,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Stockholder loans	(23,394)	3,011	23,172
Proceeds from issuance of common stock	0	15,000	283,550
Purchase of treasury stock	35,016	0	(35,016)

	(58,410)	18,011	271,706

CASH RECONCILIATION

Net increase (decrease) in cash	(105,959)	9,694	8,782
Beginning cash balance	114,741	741	0

ENDING CASH BALANCE	$8,782	$741	$8,782

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FOOTNOTES TO THE FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry – Futomic Industries Inc., (the Company), was incorporated in the state of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International Inc. On April 19 2004, the Company filed and amendment to the Certificate of Incorporation to change the name of the Company from 3DLP International Inc. to read as Futomic Industries Inc. On August 15, 2003, the Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation, (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. The Subsidiary is an electronics hardware development company involved in the development of visual display technologies. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.

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

Results of Operations, Liquidity, Capital Resources and Going Concern - The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, a development stage company, is considered to be an ongoing entity. The Company’s shareholders may fund, at their discretion, any shortfalls in the Company’s cash flow on a day to day basis during the time period that the Company is in the development stage. The Company may also seek both private and public debt and/or equity funding during this time period.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

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

Foreign Currency Translation Adjustments – The Company applies Financial Accounting Standard No. 52, Foreign Currency Translation. The Company applies this standard for translation of foreign currency financial statements for the purposes of consolidation. This standard is also applied to accounting for and reporting foreign currency transactions.

Concentrations of Credit Risk - Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2. Related Party Transactions:

Partners in the Company’s securities law firm, Anslow and Jaclin, LLP, were the original incorporators of the Company and remain as shareholders in the Company. The firm continues to perform services for the Company.

From time-to-time shareholders may advance the Company its working capital needs. The balance at September 30, 2004 and December 31, 2003 was $37,924 and $26,751, respectively.

On March 23, 2004, the Company entered into a purchase agreement with a stockholder. The agreement calls for the purchase of a patent application for the amount of $50,000 which has been expensed in the financial statements as purchased research and development. The technology is referenced as ‘A method and apparatus that causes a 2D Video game console system to generate 3D images that can be viewed on a 2D television system in a stereoscopic 3D.’ (the “Patent”)

3. Accounts Receivable and Customer Deposits:

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

6. Foreign Currency Translation Adjustments:

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS - 52. The translation adjustments our shown as part Stockholders’ Equity and do not effect the Company’s revenue and expense. The Company had ($561) and $871 in translation adjustments for the periods ending December 31, 2004 and 2003, respectively. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. During the period ending December 31, 2004 and 2003, the Company had no transaction gains or losses.

7. Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

8. Operating and Capital Lease Agreements:

The Company has no agreements at this time.

9. Stockholder’s Equity:

PREFERRED STOCK:

The Company has authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued and none are outstanding.

COMMON STOCK:

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001. The Company 16,946,000 common shares issued and outstanding.

On July 23, 2004, the Company authorized the issuance of 500,000 Common Shares in the form of a private placement offering for $250,000, or $0.50 per share. The Company’s management believes this offering to be exempt under the U.S. Securities Act of 1933.

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

On July 1, 2003, the Subsidiary authorized the issuance of 1,250,000 Common Shares of stock to be issued from the Subsidiary’s treasury in the form of a private placement offering at a price of $0.01 per share. The Subsidiary’s management believes this offering to be exempt under the U.S. Securities Act of 1933. On July 3, 2003, the Subsidiary issued 1,250,000 Common Shares of stock to four shareholders for a total of $12,500, or $0.01 per share.

On July 18, 2003, the Subsidiary authorized the issuance of 250,000 Common Shares of stock to be issued from the Subsidiary’s treasury in the form of a private placement offering at a price of $0.05 per share. The Subsidiary’s management believes this offering to be exempt under the U.S. Securities Act of 1933. During August of 2003, the Subsidiary issued 121,000 Common Shares of stock for a total of $6,050, or $0.05 per share.

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

12. Litigation, Claims and Assessments:

From time to time in the normal course of business the Company may be involved in litigation. The Company’s management has determined that there are no asserted or unasserted claims that they are aware of at this time.

13. Contracts, Agreements and Contingent Liabilities:

On July 7, 2003, the Subsidiary acquired technology and patent assignments for a value of $103,332. The Subsidiary agreed to (a) Immediately pay past patent fees and to continue to maintain in good standing, all present and future costs, associated directly or indirectly with the patent applications and the represented technology development. (B) Maintain professional records of the patent applications and to inform and allow access by the vendor to all activities related to documentation and filings of the patent applications. (C) Not to sell the patents or the Technology in any way without the express written consent of the inventor. The assignment agreement is not transferable or salable by the purchaser in any way without the signed written agreement from the vendor. (D) The Patent applications shall be vended from the vendor to the purchaser for the sum of 10,000,000 Common Shares of the Subsidiary as consideration upon all conditions outlined herein fully executed. And (e) If the purchaser goes bankrupt, changes business, becomes insolvent or is unable to carry on business the Purchaser agrees that the Patents will be forthwith immediately be returned to the vendor, without conditions or costs.

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

Item 2. Management’s Discussion and Analysis

Plan of Operation

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

Results of Operation

The Registrant did not have any operating income from inception (June, 2003)through March 31, 2005. For the quarter ended March 31, 2005, the registrant recognized an accumulated deficit of $386,054. General and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources

At March 31, 2005 the Company had a cash balance of $8,782 and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. The Company wishes to generate operating cash flows to fund future operations and also consider public and/or private capital raises in the form of debt and/or equity securities.

Critical Accounting Policies

Futomic’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Futomic views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Futomic’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	None.

Item 2. Changes in Securities.	None

Item 3. Defaults Upon Senior Securities.	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.	None

Item 5. Other Information.	None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 302 Certification of CEO and CFO
32.1 906 Certification of CEO and CFO

(b)	Reports of Form 8-K

None

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2005.

FUTOMIC INDUSTRIES INC.

By: /s/	Francisco Schipperheijn
Francisco Schipperheijn
President, Secretary and Director