Form 10QSB
period 2005-06-30
FUTOMIC INDUSTRIES INC
filed 2005-08-22
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-31361

FUTOMIC INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8717-53 AVENUE, 2ND FLOOR, EDMONTON,ALBERTA, CANADA	T6E 5E9
(Address of principal executive offices)	(Zip Code)

(780) 485-1257

(Registrant’s telephone number, including area code)

7627-83 AVENUE EDMONTON, ALBERTA, CANADA T6C 1A2

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 22, 2005: 7,615,000 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

Futomic Industries Inc.

(a development stage company)

Financial Statements

Table of Contents

PAGE

BALANCE SHEET	F1/F2

STATEMENT OF OPERATIONS AND RETAINED DEFICIT	F3/F4

STATEMENT OF COMPREHENSIVE INCOME	F-5

STATEMENT OF STOCKHOLDERS EQUITY	F-6

CASH FLOW STATEMENT	F-7

NOTES TO THE FINANCIAL STATEMENTS	F-8

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	June 30, 2005	December 31, 2004
Cash	$985	$114,741

TOTAL ASSETS	$985	$114,741

FIXED ASSETS

Research equipment	0	3,113
Furniture	0	3,775
Computers	5,280	7,496
Accumulated depreciation	(1,296)	(2,120)

TOTAL PROPERTY AND EQUIPMENT	3,984	12,264

OTHER ASSETS

Deposits	1,070	900

TOTAL ASSETS	$6,039	$127,905

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	June 30, 2005	December 31, 2004

Accounts Payable	$4,410	11,493
Wages payable	8,710	21,711
Shareholder loan	45,590	46,910

TOTAL LIABILITIES	58,710	80,114

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0
Common Stock - par value $0.0001;
100,000,000 shares authorized;
Shares issued and outstanding: :
16,946,000 and 16,371,000 respectively	1,695	1,695
Additional paid in capital	383,937	383,937
Treasury Stock at cost, 9,331,000 shares	(43,208)	0
Foreign currency translations adjustment	(1,957)	(561)
Accumulated Deficit	(393,138)	(337,280)
Total stockholders’ equity	(52,671)	(47,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,039	$127,905

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

STATEMENT OF OPERATIONS

For the six months ended June 30, 2005 and 2004, and

from inception (June 24, 2003) through June 30, 2005

	Six Months Ended	Six Months Ended	From Inception Through
	June 30, 2005	June 30, 2004	June 30, 2005

SALES	$0	$0	$0
COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	52,712	28,844	216,544
RESEARCH AND DEVELOPMENT COSTS	3,152	56,800	176,327

OPERATING INCOME (LOSS)	(55,865)	(85,644)	(392,871)

INTEREST INCOME	6	0	55
INTEREST (EXPENSE)	0	0	(322)

NET INCOME (LOSS)	(55,858)	(85,644)	(393,138)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(337,280)	(153,520)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(393,138)	$(239,164)	$(392,138)

NET EARNINGS PER SHARE

Basic
Net loss per share	$(.02)	$(.02)

Weighted Average
Number of Common Shares Outstanding	16,946,000	16,427,250

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended June 30, 2005 and 2004, and

from inception (June 24, 2003) through June 30, 2005

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004

SALES	$0	$0
COST OF SALES	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	7,036	24,544
RESEARCH AND DEVELOPMENT COSTS	48	2,322

OPERATING INCOME (LOSS)	(7,084)	(26,866)

INTEREST INCOME	5	0
INTEREST (EXPENSE)	0	0

NET INCOME (LOSS)	(7,084)	(26,866)

The accompanying notes are an integral part of these financial statements.

   FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF COMPREHENSIVE INCOME

For the six months ended June 30, 2005 and 2004

	Six Months June 30, 2005	Six Months June 30, 2004

NET INCOME (LOSS)	$(55,858)	$(85,644)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1,396)	79

COMPREHENSIVE INCOME	$(57,254)	$(85,565)

 The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (June 24, 2003) through June 30, 2005

	SHARES	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	ACCUMULATED DEFICIT	TOTAL

Equity Balances pre-merger	5,000,000	$ 500	$ 2,502	$ 0	$ (4,502)	$ (1,500)

Shares issued in exchange of stock for acquisition of subsidiary on August 15, 2003 for $0.01 per share on a one-for-one exchange of 11,371,000 common shares are as follows:

Exchange for 5,000,000 shares Adjustment to accumulated deficit upon merger			(4,502)		4,502	0

Stock issued for the purchase of research, technology and applied for patents for a value of $0.01 per share on July 7, 2003.	10,000,000	1,000	102,582	0	0	103,582

Stock issued for cash on July 3, 2003 for $0.01 per share.	1,250,000	125	12,375			12,500

Stock issued for cash on July 18, 2003 for $0.05 per share.	121,000	12	6,038			6,050

Foreign currency translation adjustment				871		871

Net loss					(153,520)	(153,520)

Total, December 31, 2003	16,371,000	$ 1,637	$ 118,995	$ 871	$ (153,520)	$(32,017)

Foreign currency translation adjustment				(1,432)		(1,432)

Stock issued for cash on March 15, 2004 for $0.20 per share	75,000	8	14,992			15,000

Stock issued for cash on July 15, 2004 for $0.50 per share	500,000	50	249,950			250,000

Net loss					(183,760)	(183,760)

Total, December 31, 2004	16,946,000	$ 1,695	$ 383,937	$ (561)	$ (337,280)	$ 47,791

Foreign currency translation adjustment				(1,396)		(1,396)

Purchase of 9,331,000 shares of Treasury Stock on January 1, 2005 with property and cash for $0.005 per share						(43,208)

Net loss					(55,858)	(55,858)

Total, June 30, 2005	16,946,000	$ 1,695	$ 383,937	$ (1,957)	$ (393,138)	$ (52,671)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.

And Subsidiary

(a development stage company)

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005 and 2004 and

from inception (June 24, 2003) through June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	From Inception Through June 30, 2005

Net income (loss)	$(55,858)	$(85,644)	$(393,138)
Adjustment for stock acquisition exchange	0	0	(1,500)
Research costs acquired with stock	0	0	103,582
Foreign currency translation adjustment	(1,396)	79	(1,957)
Depreciation	432	119	2,120
Increases (Decrease) in receivable – Selectrics	0	6,961	0
Increases (Decrease) in employee advance	0	1,690	0
Increases (Decrease) in deposits	(170)	0	(1,070)
Increases (Decrease) in accounts payable	(7,083)	40,852	4,410
Increases (Decrease) in wages payable	(13,001)	15,711	8,710

NET CASH PROVIDED OR (USED) IN OPERATIONS	(77,076)	(20,232)	(278,843)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	0	(1,440)	(14,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Stockholder loans	(1,664)	7,511	45,678
Proceeds from issuance of common stock	0	15,000	283,550
Purchase of treasury stock	(35,016)	0	(35,016)

	(36,680)	22,511	294,212

CASH RECONCILIATION

Net increase (decrease) in cash	(113,756)	839	985
Beginning cash balance	114,741	741	0

ENDING CASH BALANCE	$985	$1,580	$985

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

COMMON STOCK:

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001. The Company has 16,916,000 common shares outstanding of which 9,331,000 are held in treasury.

On June 21, 2005, the Company issued cash and other property to a shareholder for the return of 9,331,000 shares to be held as treasury stock for a value of 443,208 or $.005 per share.

On July 23, 2004, the Company authorized the issuance of 500,000 Common Shares in the form of a private placement offering for $250,000, or $0.50 per share. The Company’s management believes this offering to be exempt under the U.S. Securities Act of 1933.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FOOTNOTES TO THE FINANCIAL STATEMENTS

On March 15, 2004, the Company issued 75,000 shares of common stock with a par value of $0.0001 and a per share value of $0.20 for a total of $15,000.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

As part of the purchased assets of its wholly owned subsidiary, the consolidated entity has two patent applications and an unfinished prototype of its three dimensional display technology. It is now the intentions of the Registrant to generate business by completing the prototype to a marketable stage and pursuing an ongoing business as a manufacturer and distributor of 3dimensional laser projector systems (`3DLp').

There is no assurance the Registrant will be successful in the completion o it's prototype nor is there any assurance the Registrant will be successful in the generation of an ongoing business if it completes its prototype to a marketable product stage.

Results of Operation

The Company did not have any operating income from inception (June, 2003) through June 30, 2005. For the quarter ended June 30, 2005 , the Company recognized an accumulated deficit of $392,138. Some general and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources

At June 30, 2005 the Company had a cash balance of $985 and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. The Company wishes to generate operating cash flows to fund future operations and also consider public and/or private capital raises in the form of debt and/or equity securities.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

On June 21, 2005, the Company filed an 8K based on the sale of its video game technologies and resignation of Ken Tetterington as officer and director of the Company.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005.

FUTOMIC INDUSTRIES INC.

By:	/s/ Francisco Schipperheijn
Francisco Schipperheijn
President, Secretary and Director