Form 10QSB
period 2005-09-30
FUTOMIC INDUSTRIES INC
filed 2005-11-14
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 7,615,000 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FINANCIAL STATEMENTS

AS OF September 30, 2005 and DECEMBER 31, 2004

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1/F-2

Statement of Operations and Retained Deficit	F-3/F-4

Statement of Comprehensive Income	F-5

Statement of Stockholders Equity	F-6

Cash Flow Statement	F-7

Notes to the Financial Statements	F-8

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	September 30, 2005	December 31, 2004

Cash	$1,075	$114,741

TOTAL CURRENT ASSETS	1,075	114,741

FIXED ASSETS

Research equipment	0	3,113
Furniture	0	3,775
Computers and software	5,280	7,496
Accumulated depreciation	(1,512)	(2,120)

TOTAL PROPERTY AND EQUIPMENT	3,768	12,264

OTHER ASSETS

Deposits	1,070	900

TOTAL ASSETS	$5,913	$127,905

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	September 30, 2005	December 31, 2004

Accounts payable	$2,910	$11,493
Wages payable	27,711	21,711
Shareholder loan	60,351	46,910

TOTAL LIABILITIES	90,972	80,114

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0
Common Stock - par value $0.0001;
100,000,000 shares authorized;
Shares issued and outstanding:
7,615,000 and 16,371,000, respectively	762	1,695
Additional paid in capital	341,662	383,937
Foreign currency translation adjustment	(833)	(561)
Accumulated Deficit	(426,650)	(337,280)

Total stockholders’ equity	(85,059)	47,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,913	$127,905

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2005 and 2004, and

from inception (June 24, 2003) through September 30, 2005

	Nine Months Ended Sep. 30, 2005	Nine Months Ended Sep. 30, 2004	From Inception Through Sep. 30, 2005

SALES	$0	$0	$0
COST OF SALES	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	86,224	55,020	250,056
RESEARCH AND DEVELOPMENT COSTS	3,152	58,798	176,327

OPERATING INCOME (LOSS)	(89,376)	(113,818)	(426,383)

INTEREST INCOME	6	20	55
INTEREST (EXPENSE)	0	0	(322)

NET INCOME (LOSS)	(89,370)	(113,798)	(426,650)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(337,280)	(153,520)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(426,650)	$(267,318)	$(426,650)

NET EARNINGS PER SHARE

Basic
Net loss per share	($.06)	($.02)

Weighted Average
Number of Common Shares Outstanding	7,615,000	16,427,250

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004

	Three Months Ended Sep. 30, 2005	Three Months Ended Sep. 30, 2004

SALES	$0	$0
COST OF SALES	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	32,083	26,276
RESEARCH AND DEVELOPMENT COSTS	0	1,998

OPERATING INCOME (LOSS)	(32,083)	(28,274)

INTEREST INCOME	0	20
INTEREST (EXPENSE)	0	0

NET INCOME (LOSS)	(32,038)	(28,254)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

STATEMENT OF COMPREHENSIVE INCOME

For the nine months ended September 30, 2005 and 2004

	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004

NET INCOME (LOSS)	$(89,370)	$(113,798)

FOREIGN CURRENCY TRANSALTION ADJUSMENTS	(272)	134

COMPREHENSIVE INCOME	$(89,642)	$(113,664)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (June 24, 2003) through September 30, 2005

	SHARES	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	ACCUMULATED DEFICIT	TOTAL
Equity Balances pre-merger	5,000,000	$500	$2,502	$0	$(4,502)	$(1,500)

Shares issued in exchange
of stock for acquisition
of subsidiary on August
15, 2003 for $0.01 per share
on a one-for-one exchange
of 11,371,000 common shares
are as follows:

Exchange for 5,000,000 shares
Adjustment to accumulated
deficit upon merger			(4,502)		4,502	0

Stock issued for the	10,000,000	1,000	102,582	0	0	103,582
purchase of research,
technology and applied
for patents for a
value of $0.01 per share
on July 7, 2003.

Stock issued for cash	1,250,000	125	12,375			12,500
on July 3, 2003 for $0.01
per share.

Stock issued for cash	121,000	12	6,038			6,050
on July 18, 2003 for $0.05
per share.

Foreign currency translation
adjustment				871		871

Net loss					(153,520)	(153,520)

Total, December 31, 2003	16,371,000	$1,637	$118,995	$871	$(153,520)	$(32,017)

Foreign currency translation
adjustment(1,432)				(1,432)		(1,432)

Stock issued for cash
on March 15, 2004 for $0.20
per share	75,000	8	14,992			15,000

Stock issued for cash
on July 15, 2004 for $0.50
per share	500,000	50	249,950			250,000

Net loss					(183,760)	(183,760)

Total, December 31, 2004	16,946,000	$1,695	$383,937	$(561)	$(337,280)	$47,791

Foreign currency translation
Adjustment				(272)		(272)

Purchase of 9,331,000 shares of
Treasury Stock on January 1, 2005
with property and cash for $0.005
per share and then retired	(9,331,000)	(933)	(42,275)			(43,208)

Net loss					(89,370)	(89,370)

Total, September 30, 2005	7,615,000	$762	$341,662	$(833)	$(426,650)	$(85,059)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

For the nine months ended September 30, 2005 and 2004,

from inception (June 24, 2003) through September 30, 2005

	Nine Months Ended Sep. 30, 2005	Nine Months Ended Sep. 30, 2004	From Inception Through Sep. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(89,370)	$(113,798)	$(426,650)
Adjustment for stock acquisition exchange	0	0	(1,500)
Research costs acquired with stock	0	0	103,582
Foreign currency translation adjustment	(273)	134	(833)
Depreciation	648	481	2,424
(Increase) Decrease in receivable – Selectrics	0	6,961	0
(Increase) Decrease in employee advance	0	1,690	0
(Increase) Decrease in deposits	(170)	0	(1,070)
Increase (Decrease) in accounts payable	(8,583)	4,726	2,910
Increase (Decrease) in wages payable	6,000	27,711	27,711

NET CASH PROVIDED OR (USED) IN OPERATION	(91,748)	(72,095)	(293,426)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	0	(7,500)	(14,384)

	0	(7,500)	(14,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Stockholder loans	13,098	11,173	60,351
Proceeds from issuance of common stock	0	265,000	283,550
Purchase of treasury stock	(35,016)	0	(35,016)

	(21,918)	276,173	308,885

CASH RECONCILIATION

Net increase (decrease) in cash	(113,666)	196,578	1,075
Beginning cash balance	114,741	741	0

ENDING CASH BALANCE	$1,075	$197,319	$1,075

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FOOTNOTES TO THE FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry – Futomic Industries Inc., (the Company), was incorporated in the State of New Jersey on April 6, 2000 and has adopted December 31 as its fiscal year end. On August 13, 2003, the Company filed an amendment to the Certificate of Incorporation to change the name of the Company from Segway VI Corp. to read as 3DLP International Inc. On April 19 2004, the Company filed and amendment to the Certificate of Incorporation to change the name of the Company from 3DLP International Inc. to read as Futomic Industries Inc. On August 15, 2003, the Company acquired in a common stock, one-for-one, share exchange Selectrics Corporation, (the Subsidiary), a company incorporated in the State of Delaware on June 24, 2003 which has adopted December 31 as its fiscal year end. At this time the subsidiary is inactive while Futomic is involved in consulting to large companies and governments for biometric security products. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing new technology.

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

Research and Development costs - Research and Development costs are expensed as incurred in accordance with generally accepted accounting principles. Costs in association with the development of a patented technology when computer software is developed will be capitalized when technological feasibility is established in accordance with financial accounting standard No. 86.

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

From time-to-time shareholders may advance the Company its working capital needs. The balance at September 30, 2005 and December 31, 2004 was $60,351 and $46,910, respectively.

On March 23, 2004, the Company entered into a purchase agreement with a stockholder. The agreement called for the purchase of a patent application for the amount of $50,000 which has been expensed in the financial statements as purchased research and development.

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

6. Foreign Currency Translation Adjustments:

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS - 52. The translation adjustments our shown as part Stockholders’ Equity and do not effect the Company’s revenue and expense. The Company had ($561) and $871 in translation adjustments for the periods ending December 31, 2004 and 2003, respectively. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. From inception the Company had no transaction gains or losses.

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

COMMON STOCK:

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001. The Company 7,615,000 common shares issued and outstanding.

On January 1, 2005 the Company issued cash and other property to a shareholder for the return of 9,331,000 common shares to be held as treasury stock for a value of $43,208 or $.005 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

As part of the purchased assets of its wholly owned subsidiary, the consolidated entity is involved in consulting and OEM (original Equipment Manufacturing) of a biometric security card solution to large corporations and governments. It is the intention of the Registrant to generate business by consulting on infrastructure changes that are required by large Corporations and governments to incorporate a biometric security card solution.”

There is no assurance the Company will be successful in the completion of its prototype nor is there any assurance the Company will be successful in the generation of an ongoing business if it completes its prototype to a marketable product stage.

Results of Operation

The Company did not have any operating income from inception (June, 2003) through September 30, 2005. For the inception through the quarter ended September 30, 2005, the Company recognized an accumulated deficit of $426,650. Some general and administrative expenses during the quarter were accrued with expenses for the quarter comprised of costs mainly associated with legal, accounting and office supplies.

Liquidity and Capital Resources

At September 30, 2005 the Company had a cash balance of $1,075 and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. The Company wishes to generate operating cash flows to fund future operations and also consider public and/or private capital raises in the form of debt and/or equity securities.

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

None

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

FUTOMIC INDUSTRIES INC.

By:	/s/ Francisco Schipperheijn
Francisco Schipperheijn
President, Secretary and Director