Form 10KSB
period 2005-12-31
FUTOMIC INDUSTRIES INC
filed 2006-03-10
CIK 1120088

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15{d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 333-108902

FUTOMIC INDUSTRIES, INC.

(Name of small business issuer in its charter)

New Jersey	22-3720628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8717-53 Avenue, 2nd Floor Edmonton, Alberta, Canada	T6E 5E9
(Address of principal executive offices)	(Zip Code)

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

Yes ☐	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.

Yes ☒	No☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $O

Transfer Agent as of March 8, 2006:	American Registrar & Transfer Co.
342 East 900 South
Salt Lake City, Utah 84111

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development:

We were incorporated in the State of New Jersey on April 6th, 2000 under the name “Segway VI Corp.” Segway VI Corp. was formed as a blank check company to be purchased by a foreign or domestic private company to become a reporting company. Prior to acquiring the assets of our subsidiary, Segway VI did not have any operating activities or income. On August 5, 2003, Mr. Tetterington and Mr. Schipperheijn executed the purchase of 4,997,000 common shares of Segway VI Corp., out of the 5,000,000 then outstanding, from the previous owners and promoters, Mr. Kent McKay, Mr. Richard Anslow and Mr. Gregg Jaclin. On August 13th, 2003, we filed Articles of Amendment with the State of New Jersey changing our name to 3DLP International Inc.

On August 15, 2003, we entered into a Stock Purchase Agreement and Share Exchange with Selectrics and closed the transaction on August 27, 2003. As a result of this Agreement, we purchased all of Selectric’s stock, and in exchange, issued 11,371,000 shares of our common stock to the Selectric shareholders on a one-for-one basis. As such, the corporate consolidation has resulted in Selectrics becoming a wholly owned subsidiary of Futomic Industries, Inc.

In June of 2004, we changed the name of the corporation to Futomic Industries, Inc and subsequently filed Articles of Amendment with the State of New Jersey changing our name to Futomic Industries, Inc on October 15, 2005.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer:

We were engaged in the research, development and distribution of technologies and our technology assets included a working version of a 3D Adapter for the Sony Playstation II, and an incomplete 3D Laser projection system to display 3D images. We are also engaged in the research and development of a smart card technology related to the biometric security industry. On June 20, 2005, we sold our video game technologies to SplitFish Gameware Inc. of Edmonton, Canada, a company owned by Mr. Ken Tetterington who was formerly our principal shareholder, officer and director. This sale was undertaken by us so that we can focus entirely on our biometric security technologies.

Pursuant to the agreement, Mr. Tetterington returned 9,311,000 of his shares back us and resigned as our officer and director. Such shares represented all of our shares of common stock held by Mr. Tetterington. The resulting transaction will allow us to concentrate exclusively on pursuing sales, consulting contracts and agreements in the field of biometric security solutions to governments and large corporations.

We are now solely involved in the research, development and marketing of a biometric smart card software database management solution. All of the smart card hardware has been supplied from other distributors and we have programmed the Interface software that allows clients to manage a database of issued cards. We are currently researching various possible products related to the biometric security industry. One possible product is a smart card that is made out of plastic and the size of a typical credit card. Smart card technologies in use today have a memory chip that stores information about the owner of the smart card. Certain smart cards also have a fingerprint scanner on the card that is used to verify the cards owner. Another product we are researching is a smart card reader that is secure against unwanted data mining. We anticipate pursuing development of biometric smart card technologies.

In October of 2005, we assisted in the preparation of a tender for smart card readers, smart cards and software implementation to the Government of Qatar. To date and to our knowledge we did not win the tender, nor are we aware if the tender process is yet completed.

Corporate Offices:

Our corporate offices are located at 8717-53 Avenue, 2nd Floor Edmonton, Alberta, Canada and our telephone number is (780)485-1257. Our fax number is (780) 485-1259.

Employees:

We do not employ any employees at this time. Our three members of our management team are working for free and without fees until we become financially able to pay salaries. At present, we have one programmer that works on the software database solutions and 2 members of our management team who pursues potential consulting agreements in the biometric industry. We may employ additional people as we continue to implement our plan of operation. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

We currently use approximately 800 square feet of office space and lab area at 8717-53 Avenue, 2nd Floor Edmonton, Alberta, Canada. This area is under a lease agreement of 1 year and expire on March 31, 2006. Our lease payments are up to date and in good standing at present.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 8, 2006, there were 67 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

Dividends:

The Company intends to retain future earnings to support the Company’s growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company’s earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. We are a development stage company and since we have not generated any revenue, we intend to report our plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Internet Presence:

Our Internet web site is located at http://www.futomic.com. The web site is designed to illustrate biometric security card features to potential clients.

We are in the early stages of developing a smart card software technology that is being designed for the security industry.

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

We are pursuing consulting agreements to government and large corporations in which the company would be paid fees based on hours and manpowered worked. To date we assisted in the preparation of a tender to the government of Qatar in which we would assist in advising on the implementation of a nation wide biometric smart card. To date we are not aware of being awarded any part of that tender.

Results of Operation

We did not have any operating income from inception through December 31, 2005. From inception through the year ended December 31, 2005, we recognized a net loss of $425,443. For the year ended December 31, 2005, we recognized a net loss of $87,059. Expenses for the year were comprised of costs mainly associated with travel, legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2005, we had cash of $30,655. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital based upon the companies desired plan of operation. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Plan of Operation

During the next twelve months, we intend to

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 and 2004

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Independent Registered Accountants Report	F-1

Balance Sheet	F-2

Statement of Operations and Retained Deficit	F-3

Statement of Comprehensive Income	F-4

Statement of Stockholders Equity	F-5

Cash Flow Statement	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Futomic Industries, Inc.

We have audited the accompanying balance sheet of Futomic Industries, Inc. as of December 31, 2005 and 2004, and the related statement of operations, equity and cash flows for the twelve months then ending. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futomic Industries, Inc., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the twelve months then ending in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC

Altamonte Springs, FL

February 12, 2006

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
BALANCE SHEETS
As of December 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	12/31/05	12/31/2004

Cash	$30,665	$114,741

Total Current Assets	30,665	114,741

FIXED ASSETS

Research Equipment	0	3,113
Furniture & Fixtrures	0	3,775
Computers & Software	5,280	7,496
Less: Accumulated Depreciation	(2,592)	(2,120)

Total Fixed Assets	2,688	12,264

OTHER ASSETS

Deposits	1,070	900

Total Other Assets	1,070	900

TOTAL ASSETS	$34,423	$127,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$3,626	$11,493
Wages Payable	18,711	21,711
Loans from stockholders	95,942	48,015

Total Current Liabilities	118,279	81,219

TOTAL LIABILITIES	118,279	81,219

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 7,615,000 and 16,371,000	762	1,695
Additional Paid-In Capital	341,662	383,937
Foreign Currency translation adjustment	(836)	(561)
Accumulated Deficit	(425,443)	(338,385)

Total Stockholders’ Equity	(83,856)	46,686

TOTAL LIABILITIES AND EQUITY	$34,423	$127,905

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2005,
the twelve months ending December 31, 2004 and
from inception (June 24, 2003) through December 31, 2005

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2005	12/31/2004	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	81,817	119,086	245,637

RESEARCH AND DEVELOPMENT COSTS	3,152	64,723	176,327

OPERATING INCOME (LOSS)	(84,968)	(183,809)	(421,964)

INTEREST INCOME	6	49	44

INTEREST EXPENSE	2,096	1,105	3,523

NET INCOME (LOSS)	(87,059)	(184,865)	(425,443)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(338,385)	(153,520)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(425,443)	$(338,385)	$(425,443)

Earnings (loss) per share	$(0.06)	$(0.02)

Weighted average number of common shares	7,615,000	16,427,250

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF COMPREHENSIVE INCOME
For the twelve months ending December 31, 2005 and 2004

	12 MONTHS	12 MONTHS
	ENDING	ENDING
	12/31/05	12/31/2004

NET INCOME (LOSS)	$ (87,059)	$ (184,865)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(836)	(561)

COMPREHENSIVE INCOME	$ (87,895)	$ (185,426)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (June 24, 2003) through December 31, 2005

				FOREIGN
			ADDITIONAL	CURRENCY
		COMMON	PAID IN	TRANSLATION	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	ADJUSTMENT	DEFICIT	EQUITY

Equity Balance Pre-Merger	5,000,000	$500	$2,502	$-	$(4,502)	$(1,500)

Shares issued in exchange
of stock for acquisition
of subsidiary on August 15, 2003
for $0.01 per share on
a one-for-one exchange of
11,371,000 common shares are
as follows:

Exchange for 5,000,000 shares			(4,502)		4,502	-
Adjustment to accumulated
deficit upon merger

Stock issued for the purchase of	10,000,000	1,000	102,582	-	-	103,582
research technology and applied
for patents for a value of $0.01 per
share on July 7, 2003

Stock issued for cash on	1,250,000	125	12,375	-	-	12,500
July 3, 2003 for $0.01 per share

Stock issued for cash on	121,000	12	6,038	-	-	6,050
July 18, 2003 for $0.05 per share

Foreign currency translation				871		871
adjustment

Net Loss					(153,520)	(153,520)

Total, December 31, 2003	16,371,000	1,637	118,995	871	(153,520)	(32,017)

Foreign currency translation				(1,432)		(1,432)
adjustment

Stock issued for cash on	75,000	8	14,992			15,000
March 15, 2004 for $0.20 per share

Stock issued for cash on	500,000	50	249,950			250,000
July 15, 2004 for $0.50 per share

Net Loss					(184,865)	(184,865)

Total, December 31, 2004	16,946,000	1,695	383,937	(561)	(338,385)	46,686

Foreign currency translation				(275)		(275)
adjustment

Purchase of 9,331,000 shares of	(9,331,000)	(933)	(42,275)			(43,208)
Treasury Stock on January 1,
2005 with property and cash
for $0.005 per share and then
retired

Net Loss					(87,059)	(87,059)

Total, December 31, 2005	7,615,000	$762	$341,662	$(836)	$(425,443)	$(83,856)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2005 and 2004,
from inception (June 24, 2003) through December 31, 2005

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/05	12/31/2004	INCEPTION

Net income (loss)	$(87,059)	$(184,865)	$(425,443)

Adjustment for stock acquisition exchange	-	-	(1,500)
Research costs acquired with stock	-	-	103,582
Foreign currency translation adjustment	(275)	(1,432)	(836)
Depreciation	1,728	1,827	3,505
(Increase) Decrease in Receivable - Selectrics	-	6,961	-
(Increase) Decrease in Employee Advance	-	1,837	-
(Increase) Decrease in Deposits	(170)	(900)	(1,070)
Increase (Decrease) in Accounts Payable	(7,868)	(3,507)	3,625
Increase (Decrease) in Accrued Interest	2,095	1,105	3,200
Increase (Decrease) in Wages Payable	(3,000)	21,711	18,711

Total adjustments to net income	(7,490)	27,602	129,217

Net cash provided by (used in) operating activities	(94,549)	(157,263)	(296,226)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-	(13,896)	(14,384)

Net cash flows provided by (used in) investing activities	-	(13,896)	(14,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from stockholder	45,488	20,159	92,741
Proceeds from stock issuance	-	265,000	283,550
Purchase of Treasury Stock	(35,016)	-	(35,016)

Net cash provided by (used in) financing activities	10,472	285,159	341,275

CASH RECONCILIATION

Net increase (decrease) in cash	(84,077)	114,000	30,665
Cash - beginning balance	114,741	741	-

CASH BALANCE - END OF PERIOD	$30,665	$114,741	$30,665

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

From time-to-time shareholders advance the Company its working capital needs. The balance at December 31, 2005 and December 31, 2004 was $95,942 and $48,015, respectively. Interest is accrued on these loans at a rate of 3% on an annual basis.

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

6. Foreign Currency Translation Adjustments:

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS - 52. The translation adjustments our shown as part Stockholders’ Equity and do not effect the Company’s revenue and expense. The Company had $(836) and $(561) in translation adjustments for the periods ending December 31, 2005 and 2004, respectively. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. From inception the Company had no transaction gains or losses.

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

On Jaunuary 1, 2005 the Company issued cash and other property to a shareholder for the return of 9,331,000 common shares to be held as treasury stock for a value of $43,208 or $.005 per share.

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

The company has paid no cash amounts for federal income taxes and interest.

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

14. Deferred Tax Assets and Liabilities:

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of December 31, 2005 and December 31, 2004, the Company had a deferred tax asset in the amount of approximately $65,000 and $50,458, respectively, that is derived from a net operating tax loss carryforward of $425,443, $338,385, respectively. The deferred tax assets will expire during the years 2025, 2024 and 2023 if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of March 8, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Director/Position	Since

Francisco Schipperheijn	41	President/CEO/Director	8/15/2003

Christopher Asimakopolous	71	VP Of International Relations	6/01/2004

Nan Liu	39	VP Of Asian Relations	8/15/2003

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

In 1999, Mr. Francisco Schipperheijn founded ‘Internet Service Brokers, Inc.,’ a company that designed custom web sites, and built Canada’s first online backup utility Backup 2000, later renamed Backup Manager. He also founded and currently works with CBN21.com, an Internet traffic and transaction hub that ports Internet content on 600 domains. Mr. Schipperheijn, at this time, serves approximately 40 hours per week.

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

We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

We have not filed a Form 5 for the year ending December 31, 2005.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal years ending December 31, 2005 and 2004, to executive officers who were serving as of the fiscal year ending December 31, 2005 and 2004, whose salary and bonus during fiscal year ending December 31, 2004 exceeded $100,000. In 2005 and 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Other Salary	Annual Bonus	Stock Compensation	Restricted Underlying Award(s)	Securities Options (no. of Shares)	All other Compensation

Francisco Schipperheijn	2005	$3,160	-0-	-0-	-0-	-0-	-0-
President CEO and Director	2004	$97,000	-0-	-0-	-0-	-0-	-0-

Nan Liu	2005	$0	-0-	-0-	-0-	-0-	-0-
VP	2004	$32,000	-0-	-0-	-0-	-0-	-0-

Christopher Asimakopoulos	2005	$0	-0-	-0-	-0-	-0-	-0-
VP	2004	$32,000	-0-	-0-	-0-	-0-	-0-

Ken Tetterington	2005		-0-	-0-	-0-	-0-	-0-
Former President and Director	2004	$97,000	-0-	-0-	-0-	-0-	-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 8, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES

5% STOCKHOLDERS

Francisco Schipperheijn	5,666,000	74.41%
613 Cricket Court,
Edmonton, Alberta,
T6C 1A2

Officers and Directors	5,666,000	74.41%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 20, 2005, we sold our video game technologies to SplitFish Gameware Inc. of Edmonton, Canada, a company owned by Mr. Ken Tetterington who was formerly our principal shareholder, officer and director. This sale was undertaken by us so that we can focus entirely on our biometric security technologies.

Pursuant to the agreement, Mr. Tetterington returned 9,311,000 of his shares back us and resigned as our officer and director. Such shares represented all of our shares of common stock held by Mr. Tetterington.

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

(1) Incorporated by reference to the Registrant’s Form SB-2, filed on September 18, 2003.

(b)	Reports on Form 8-K.

On June 21, 2005, the Company filed an 8K based on agreement with the Splitfish
Gameware, Inc.

ITEM 14. Principal Accountant Fees and Services:

Audit Fees

For the Company's fiscal year ended December 31, 2005 and 2004, we were billed approximately $3,250 and $4,050, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $0 and $0 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005 and 2004.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and 2004, we did not incur and fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Futomic Industries, Inc.

By: /s/ Francisco Schipperheijn
FRANCISCO SCHIPPERHEIJN
PRESIDENT, CHIEF FINANCIAL OFFICER,
SECRETARY

Dated: March 8, 2006