Form 10QSB
period 2006-03-31
FUTOMIC INDUSTRIES INC
filed 2006-05-22
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-31361

FUTOMIC INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8717-53 AVENUE, 2ND FLOOR, EDMONTON, ALBERTA, CANADA	T6E 5E9
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2006: 7,615,000 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

FUTOMIC INDUSTRIES INC.

And Subsidiary

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Comprehensive Income	F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
BALANCE SHEETS
As of March 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	3/31/06	12/31/2005

Cash	$108	$30,665

Total Current Assets	108	30,665

FIXED ASSETS

Computers & Software	5,280	5,280
Less: Accumulated Depreciation	(3,027)	(2,592)

Total Fixed Assets	2,253	2,688

OTHER ASSETS

Deposits	1,070	1,070

Total Other Assets	1,070	1,070

TOTAL ASSETS	$3,431	$34,423

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$6,512	$3,626
Wages Payable	15,711	18,711
Loans from stockholders	68,932	95,941

Total Current Liabilities	91,155	118,278

TOTAL LIABILITIES	91,155	118,278

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 7,615,000 and 16,371,000	762	762
Additional Paid-In Capital	341,662	341,662
Foreign Currency translation adjustment	(836)	(836)
Accumulated Deficit	(429,312)	(425,443)

Total Stockholders' Equity	(87,724)	(83,855)

TOTAL LIABILITIES AND EQUITY	$3,431	$34,423

The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS
For the three months ending March 31, 2006,
the three months ending March 31, 2005 and
from inception (June 24, 2003) through March 31, 2006

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2006	3/31/2005	TO 3/31/06

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,869	45,675	249,506

RESEARCH AND DEVELOPMENT COSTS	-	3,104	176,327

OPERATING INCOME (LOSS)	(3,869)	(48,779)	(425,833)

INTEREST INCOME	-	5	44

INTEREST EXPENSE	-	-	3,523

NET INCOME (LOSS)	(3,869)	(48,774)	(429,312)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(202,294)	(153,520)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(206,163)	$(202,294)	$(429,312)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	7,615,000	16,427,250

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF COMPREHENSIVE INCOME
For the three months ending March 31, 2006 and 2005

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	3/31/2006	3/31/2005

NET INCOME (LOSS)	$(3,869)	$(48,774)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(836)	172

COMPREHENSIVE INCOME	$(4,705)	$(48,602)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (June 24, 2003) through March 31, 2006

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
Treasury Stock on January 1,
2005 with property and cash
for $0.005 per share and then
retired

Net Loss					(87,059)	(87,059)

Total, December 31, 2005	7,615,000	$762	$341,662	$(836)	$(425,443)	$(83,856)

Net Loss					(3,869)	(3,869)

Total, March 31, 2005	7,615,000	$762	$341,662	$(836)	$(429,312)	$(87,725)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2006 and 2005,
from inception (June 24, 2003) through March 31, 2006

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	03/31/06	3/31/2005	TO 3/31/06

Net income (loss)	$(3,869)	$(48,774)	$(429,312)

Adjustment for stock acquisition exchange	-	-	(1,500)
Research costs acquired with stock	-	-	103,582
Foreign currency translation adjustment	-	(172)	(836)
Depreciation	435	-	3,939
(Increase) Decrease in Deposits	-	(170)	(1,070)
Increase (Decrease) in Accounts Payable	2,886	(2,433)	6,512
Increase (Decrease) in Wages Payable	(3,000)	4,000	15,711

Total adjustments to net income	321	1,225	126,338

Net cash provided by (used in) operating activities	(3,548)	(47,549)	(302,974)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-	-	(14,384)

Net cash flows provided by (used in) investing activities	-	-	(14,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received (paid) to shareholder	(27,009)	(23,394)	68,932
Proceeds from stock issuance	-	-	283,550
Purchase of Treasury Stock	-	(35,016)	(35,016)

Net cash provided by (used in) financing activities	(27,009)	(58,410)	317,466

CASH RECONCILIATION

Net increase (decrease) in cash	(30,557)	(105,959)	108
Cash - beginning balance	30,665	114,741	-

CASH BALANCE - END OF PERIOD	$108	$8,782	$108

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

14. Deferred Tax Assets and Liabilities:

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of March 31, 2006 the Company had a deferred tax asset in the amount of approximately $86,000 that is derived from a net operating tax loss carryforward of $429,312. The deferred tax assets will expire after 20 years if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets. The operating loss carryforwards as follows:

YEARS	OPERATING LOSS

2023	$153,520
2024	184,865
2025	87,059
2026	3,869

Total	$429,312

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

Results of Operation

We did not have any operating income from inception through March 31, 2006. From inception through the period ended March 31, 2006, we recognized a net loss of $429,312. For the three months ended March 31, 2006, we recognized a net loss of $3,869. Expenses for the year were comprised of costs mainly associated with travel, legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $108. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2006.

FUTOMIC INDUSTRIES INC.

By:	/s/ Francisco Schipperheijn
Francisco Schipperheijn
President, Secretary and Director