Form 10QSB
period 2006-06-30
FUTOMIC INDUSTRIES INC
filed 2006-08-21
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-31361

Futomic Industries, Inc.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9717-53 Avenue, 2nd Floor Edmonton, Alberta, Canada T6E 5E9
(Address of principal executive offices)

780-485-1257
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,615,000 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2006;
F-2	Statements of Operations for the six months ended June 30, 2006 and 2005 and for the period from inception (June 24, 2003) through June 30, 2006;
F-3	Statement of Comprehensive Income for the six months ended June 30, 2006 and 2005;
F-4	Statements of Operations for the three months ended June 30, 2006 and 2005 and for the period from inception (June 24, 2003) through June 30, 2006;
F-5	Statement of Stockholders’ Equity from inception (June 24, 2003) through June 30, 2006;
F-6	Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from inception (June 24, 2003) through June 30, 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(unaudited)

ASSETS

CURRENT ASSETS	6/30/06	12/31/2005

Cash	$-	$30,665

Total Current Assets	-	30,665

FIXED ASSETS

Computers & Software	-	5,280
Less: Accumulated Depreciation	-	(2,592)

Total Fixed Assets	-	2,688

OTHER ASSETS

Deposits	-	1,070

Total Other Assets	-	1,070

TOTAL ASSETS	$-	$34,423

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$-	$3,625
Wages Payable	-	18,711
Loans from stockholders	-	95,941

Total Current Liabilities	-	118,277

TOTAL LIABILITIES	-	118,277

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 7,615,000 and 16,371,000	762	762
Additional Paid-In Capital	341,663	341,663
Foreign Currency translation adjustment	(515)	(836)
Accumulated Deficit	(341,910)	(425,443)

Total Stockholders' Equity	-	(83,854)

TOTAL LIABILITIES AND EQUITY	$-	$34,423

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2006,
the six months ending June 30, 2005 and
from inception (June 24, 2003) through June 30, 2006
(unaudited)

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2006	6/30/2005	TO 06/30/06

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	5,449	54,185	251,085

RESEARCH AND DEVELOPMENT COSTS	-	3,152	176,327

OPERATING INCOME (LOSS)	(5,449)	(57,337)	(427,412)

INTEREST INCOME	-	6	44

PROVISIONS FOR INCOME TAXES	-	-	-

OTHER INCOME, FORGIVENESS OF DEBT	88,982	-	88,982

INTEREST EXPENSE	-	-	3,524

NET INCOME (LOSS)	83,533	(57,331)	(341,910)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(425,443)	(338,385)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(341,910)	$(395,716)	$(341,910)

Earnings (loss) per share	$0.01	$(0.01)

Weighted average number of common shares	7,615,000	7,615,000

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF COMPREHENSIVE INCOME
For the six months ending June 30, 2006 and 2005
(unaudited)

	6 MONTHS	6 MONTHS
	ENDING	ENDING
	6/30/2006	6/30/2005

NET INCOME (LOSS)	$83,533	$(57,331)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(515)	(485)

COMPREHENSIVE INCOME	$83,018	$(57,816)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2006 and 2005
(unaudited)

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2006	6/30/2005

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,578	8,510

RESEARCH AND DEVELOPMENT COSTS	-	48

OPERATING INCOME (LOSS)	(1,578)	(8,558)

INTEREST INCOME	-	1

OTHER INCOME	88,983	-

INTEREST EXPENSE	-	-

NET INCOME (LOSS)	87,405	(8,557

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (June 24, 2003) through June 30, 2006
(unaudited)

				FOREIGN
			ADDITIONAL	CURRENCY
		COMMON	PAID IN	TRANSLATION	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	ADJUSTMENT	DEFICIT	EQUITY

Equity Balance Pre-Merger	5,000,000	$500	$2,502	$-	$(4,502)	$(1,500)

Shares issued in exchange
of stock for acquisition
of subsidiary on August 15, 2003
for $0.01 per share on
a one-for-one exchange of
11,371,000 common shares are
as follows:

Exchange for 5,000,000 shares			(4,502)		4,502	-
Adjustment to accumulated
deficit upon merger

Stock issued for the purchase of	10,000,000	1,000	102,582	-	-	103,582
research technology and applied
for patents for a value of $0.01 per
share on July 7, 2003

Stock issued for cash on	1,250,000	125	12,375	-	-	12,500
July 3, 2003 for $0.01 per share

Stock issued for cash on	121,000	12	6,038	-	-	6,050
July 18, 2003 for $0.05 per share

Foreign currency translation				871		871
adjustment

Net Loss					(153,520)	(153,520)

Total, December 31, 2003	16,371,000	1,637	118,995	871	(153,520)	(32,017)

Foreign currency translation				(1,432)		(1,432)
adjustment

Stock issued for cash on	75,000	8	14,992			15,000
March 15, 2004 for $0.20 per share

Stock issued for cash on	500,000	50	249,950			250,000
July 15, 2004 for $0.50 per share

Net Loss					(184,865)	(184,865)

Total, December 31, 2004	16,946,000	1,695	383,937	(561)	(338,385)	46,686

Foreign currency translation				(275)		(275)
adjustment

Purchase of 9,331,000 shares of	(9,331,000)	(933)	(42,274)			(43,207)
Treasury Stock on January 1,
2005 with property and cash
for $0.005 per share and then
retired

Net Loss					(87,059)	(87,059)

Total, December 31, 2005	7,615,000	762	341,663	(836)	(425,443)	(83,855)

Foreign currency translation				321		321
adjustment

Net Income					83,533	83,533

Total, June 30, 2006	7,615,000	$762	$341,663	$(515)	$(341,910)	$-

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
And Subsidiary
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2006 and 2005,
from inception (June 24, 2003) through June 30, 2006
(unaudited)

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	06/30/06	6/30/2005	TO 06/30/06

Net income (loss)	$83,533	$(57,331)	$(341,910)

Foreign currency translation adjustment	319	76	(517)
Depreciation	-	(824)	-
(Increase) Decrease in Deposits	1,070	(170)	-
Increase (Decrease) in Accounts Payable	(3,625)	(7,084)	-
Increase (Decrease) in Wages Payable	(18,711)	(13,000)	-

Total adjustments to net income	(20,947)	(21,001)	(517)

Net cash provided by (used in) operating activities	62,586	(78,332)	(342,427)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for fixed assets	2,689	9,103	-

Net cash flows provided by (used in) investing activities	2,689	9,103	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to shareholder	(95,940)	(1,320)	-
Proceeds from stock issuance	-	-	341,663
Purchase of Capital Stock			764
Purchase of Treasury Stock	-	(43,208)	-

Net cash provided by (used in) financing activities	(95,940)	(44,527)	342,427

CASH RECONCILIATION

Net increase (decrease) in cash	(30,665)	(113,756)	(0)
Cash - beginning balance	30,665	114,741	-

CASH BALANCE - END OF PERIOD	$0	$985	$(0)

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

>From time-to-time shareholders advance the Company its working capital needs. The balance at December 31, 2005 and December 31, 2004 was $95,942 and $48,015,

FUTOMIC INDUSTRIES INC.
And Subsidiary
(a development stage company)
FOOTNOTES TO THE FINANCIAL STATEMENTS

respectively. Interest is accrued on these loans at a rate of 3% on an annual basis.

On March 23, 2004, the Company entered into a purchase agreement with a stockholder. The agreement called for the purchase of a patent application for the amount of $50,000 which has been expensed in the financial statements as purchased research and development.

As of June 30, 2006 the Company recognized forgiveness of its debt in a transaction that included the transfer of the Company’s assets. This transaction resulted in forgiveness of debt in the amount of $88,982.

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

5. Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting. In the opinion of the Company’s management the Company has made all adjustment for the Company to be in accordance with generally accepted accounting principles.

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

The Company accrued income at June 30, 2006 but has made no provisions for that amount in the statements as the Company has net operating loss carryforwards that will be used to offset that liability.

YEARS OPERATING LOSS

2023	$153,520
2024	184,865
2025	87,059
2026	0

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Development

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

Business Description

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

Pursuant to the agreement, Mr. Tetterington returned 9,311,000 of his shares back us and resigned as our officer and director. Such shares represented all of our shares of common stock held by Mr. Tetterington. The resulting transaction enabled us to concentrate exclusively on pursuing sales, consulting contracts and agreements in the field of biometric security solutions to governments and large corporations.

Due to our inability to secure any agreements and funding, we have been unable to implement our business plan and ceased the research, development, and marketing of our technology. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify technology or businesses for acquisition, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $30,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not have any plans to purchase any real property or significant equipment in the next twelve months.

We have no employees other than our sole officer, Mr. Francisco Schipperheijn. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations for the three and six months ended June 30, 2006 and 2005

We did not earn any revenues from inception through the period ending June 30, 2006.

We incurred expenses in the amount of $1,578 for the three month period ended June 30, 2006, compared to expenses of $8,500 for the three month period ended June 30, 2005. We incurred expenses in the amount of $5,449 for the six month period ended June 30, 2006, compared to expenses of $54,185 for the six month period ended June 30, 2006. Our expenses for the three and six month periods ended June 30, 2006 were entirely attributable to paying professional fees. The reduction in expenses from last year to this year is related to the cessation of operations. We anticipate our operating expenses will increase if and when we re-start operations.

Liquidity and Capital Resources

As of June 30, 2006, we had no assets and no liabilities. In the event we are not able to obtain financing within the next 12 months or an alternative business, we may be forced to cease operations. We currently do not have any formal commitments or arrangements for the advancement or loan of funds.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital based upon the company’s desired plan of operation. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Francisco Schipperheijn. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futomic Industries, Inc.

Date:	August 14, 2006

By: /s/ Francisco Schipperheijn Mr. Francisco Schipperheijn Title: Chief Executive Officer and Director