Form 10QSB
period 2006-09-30
FUTOMIC INDUSTRIES INC
filed 2006-11-14
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-31361

Futomic Industries, Inc.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10805 Holder Street, Suite 210 Cypress, CA 90630
(Address of principal executive offices)

714-821-8093
(Issuer’s telephone number)
9717-53 Avenue, 2nd Floor Edmonton, Alberta, Canada T6E 5E9
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,575,000 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2006;
F-2	Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2006 and 2005;
F-3	Statement of Stockholder’s Equity
F-4	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

FUTOMIC INDUSTRIES, INC.
(a development stage company)
BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	9/30/2006	12/31/2005

Cash	$-	$30,665

Total Current Assets	-	30,665

FIXED ASSETS

Research Equipment	-	-
Furniture & Fixtrures	-	-
Computers & Software	-	5,280
Less: Accumulated Depreciation	-	(2,592)

Intangible Property:
Invisidesk Portal	550	-
Less: Accumulated Amortization	-	-

Total Fixed Assets	550	2,688

OTHER ASSETS

Deposits	-	1,070

Total Other Assets	-	1,070

TOTAL ASSETS	$550	$34,423

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$850	$3,625
Wages Payable	-	18,711
Loans from Stockholders	-	95,941

Total Current Liabilities	850	118,277

TOTAL LIABILITIES	850	118,277

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issued and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 43,575,000 and 7,615,000	4,358	762
Additional Paid-In Capital	338,617	341,663
Foreign Currency translation adjustment	(517)	(836)
Accumulated Deficit	(342,758)	(425,443)

Total Stockholders' Equity	(300)	(83,854)

TOTAL LIABILITIES AND EQUITY	$550	$34,423

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the nine months ending September 30, 2006 and 2005
From inception (June 24, 2003) through September 30, 2006

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2006	9/30/2005	TO 9/30/2006

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	6,297	86,224	251,934

RESEARCH AND DEVELOPMENT COSTS	-	3,152	176,327

OPERATING INCOME (LOSS)	(6,297)	(89,376)	(428,261)

INTEREST INCOME	-	6	44

OTHER INCOME	88,982	-	88,982

INTEREST EXPENSE	-	-	3,523

INCOME (LOSS) BEFORE TAXES	82,685	(89,370)	(342,758)

PROVISION FOR INCOME TAX	-	-	-

NET INCOME (LOSS)	82,685	(89,370)	(342,758)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(425,443)	(338,385)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(342,758)	$(427,755)	$(342,758)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	39,450,000	38,075,000
(The 5 to 1 forward split has been retroactively
applied to the periods)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
(a development stage company)
STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ending September 30, 2006 and 2005

	9 MONTHS	9 MONTHS
	ENDING	ENDING
	9/30/2006	9/30/2005

NET INCOME (LOSS)	$82,685	$(89,370)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(517)	(485)

COMPREHENSIVE INCOME	$82,168	$(89,855)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the three months ending September 30, 2006 and 2005

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2006	9/30/2005

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	850	32,039

RESEARCH AND DEVELOPMENT COSTS	-	-

OPERATING INCOME (LOSS)	(850)	(32,039)

PROVISIONS FOR INCOME TAX	-	-

NET INCOME (LOSS)	$(850)	$(32,039)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (June 24, 2003) through September 30, 2006

				FOREIGN
			ADDITIONAL	CURRENCY
		COMMON	PAID IN	TRANSLATION	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	ADJUSTMENT	DEFICIT	EQUITY

Equity Balance Pre-Merger	5,000,000	$500	$2,502	$-	$(4,502)	$(1,500)

Shares issued in exchange
of stock for acquisition
of subsidiary on August 15, 2003
for $0.01 per share on
a one-for-one exchange of
11,371,000 common shares are
as follows:

Exchange for 5,000,000 shares			(4,502)		4,502	-
Adjustment to accumulated
deficit upon merger

Stock issued for the purchase of	10,000,000	1,000	102,582	-	-	(103,582)
research technology and applied
for patents for a value of $0.01 per
share on July 7, 2003

Stock issued for cash on	1,250,000	125	12,375	-	-	12,500
July 3, 2003 for $0.01 per share

Stock issued for cash on	121,000	12	6,038	-	-	6,050
July 18, 2003 for $0.05 per share

Foreign currency translation				871		871
adjustment

Net Loss					(153,520)	(153,520)

Total, December 31, 2003	16,371,000	1,637	118,995	871	(153,520)	(32,017)

Foreign currency translation				(1,432)		(1,432)
adjustment

Stock issued for cash on	75,000	8	14,992			15,000
March 15, 2004 for $0.20 per share

Stock issued for cash on	500,000	50	249,950			250,000
July 15, 2004 for $0.50 per share

Net Loss					(184,865)	(184,865)

Total, December 31, 2004	16,946,000	1,695	383,937	(561)	(338,385)	46,686

Foreign currency translation				(275)		(275
adjustment

Purchase of 9,331,000 shares of	(9,331,000	(933	(42,274)			(43,207)
Treasury Stock on January 1,
2005 with property and cash
for $0.005 per share and then
retired

Net Loss					(87,059)	(87,059)

Total, December 31, 2005	7,615,000	$762	$341,663	$(836)	$(425,443)	$(83,855)

Five-to-one forward split on	30,460,000	3,046	(3,046)			-
August 7, 2006 for each share
of common stock

Stock issued for the purchase of	5,500,000	550				550
technology on September 28, 2006
at a value of $.0001 per share

Foreign currency translation				319		319
adjustment

Net Income					82,685	82,685

Total, September 30, 2006	43,575,000	$4,358	$338,617	$(517)	$(342,758	$(300)

The accompanying notes are an integral part of these financial statements.

FUTOMIC INDUSTRIES, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2006 and 2005,
From inception (June 24, 2003) through September 30, 2006

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2006	9/30/2005	TO 9/30/2006

Net income (loss)	$82,685	$(89,370)	$(342,758)

Adjustment for stock acquisition exchange			(1,500)
Research costs acquired by stock issuance			103,582
Foreign currency translation adjustment	319	(273)	(517
Depreciation	-	648	4,374
(Increase) Decrease in Deposits	1,070	(170)	-
Increase (Decrease) in Accounts Payable	(2,775)	(8,583)	850
Increase (Decrease) in Wages Payable	(18,711)	6,000	-

Total adjustments to net income	(20,097)	(2,378)	(4,707)

Net cash provided by (used in) operating activities	62,588	(91,748)	(338,051)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets			(14,384)
Cash received for fixed assets	2,688	-	11,792

Net cash flows provided by (used in) investing activities	2,688	-	(2,592)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to shareholder	(95,941)	-	(95,941)
Cash received from shareholder	-	13,098	188,050
Proceeds from stock issuance	-	-	283,550
Purchase of Treasury Stock	-	(35,016)	(35,016)

Net cash provided by (used in) financing activities	(95,941)	(21,918)	340,643

CASH RECONCILIATION

Net increase (decrease) in cash	(30,665)	(113,666)	(0)
Cash - beginning balance	30,665	114,741	-

CASH BALANCE - END OF PERIOD	$-	$1,075	$(0)

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

From time-to-time shareholders advance the Company its working capital needs. The balance at September 30, 2006, December 31, 2005 and December 31, 2004 was $0.00, $95,942 and $48,015, respectively. Interest is accrued on these loans at a rate of 3% on an annual basis.

On March 23, 2004, the Company entered into a purchase agreement with a stockholder. The agreement called for the purchase of a patent application for the amount of $50,000 that has been expensed in the financial statements as purchased research and development.

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

5. Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting. In the opinion of the Company’s management, the Company has made all adjustments for the Company to be in accordance with generally accepted accounting principles.

6. Foreign Currency Translation Adjustments:

The Company operates a research and development facility in Canada. The Company uses Canadian currency to operate this facility and prepares financial statements for this facility in that currency. These statements have been translated in accordance with Generally Accepted Accounting Principles, FAS - 52. The translation adjustments are shown as part of Stockholders’ Equity and do not effect the Company’s revenue and expense. The Company had $(836) and $(561) in translation adjustments for the periods ending December 31, 2005 and 2004, respectively. Transaction gains and losses are shown as revenue or expense by the Company in the Statement of Operations. From inception the Company had no transaction gains or losses.

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

COMMON STOCK:

On September 28, 2006, the Company issued 5,500,000 shares of its Common Stock for the acquisition of technology and applied patent assignments for a value of $550, or $0.0001 per share. The value of this transaction was capitalized in accordance with generally accepted accounting principles.

On August 7, 2006, the Company authorized a forward split of five-to-one in which each shareholder of record on August 7, 2006 will be issued five common shares in exchange for each share of currently issued common stock.

The Company has authorized 100,000,000 shares of Common Stock with a par value of $0.0001. The Company has 43,575,000 common shares issued and outstanding as of September 30, 2006.

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

On August 15, 2003, the Subsidiary authorized and approved itself in becoming a wholly owned subsidiary of the Company in an exchange of 11,371,000 Common Shares of stock (all of the outstanding shares), on a one-for-one basis with the Company for a value of $121,882, or $0.01 per share.

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

14. Deferred Tax Assets and Liabilities:

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of September 30, 2006 the Company had a deferred tax asset in the amount of approximately $86,000 that is derived from a net operating tax loss carryforward of $429,312. The deferred tax assets will expire after 20 years if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets. The operating loss carryforwards as follows:

The Company accrued income at June 30, 2006 but has made no provisions for that amount in the statements as the Company has net operating loss carryforwards that will be used to offset that liability.

YEARS OPERATING LOSS

2023	$153,520
2024	184,865
2025	87,059
2026	0

Item 2.     Management’s Discussion and Analysis

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

Overview

We were incorporated in the State of New Jersey on April 6, 2000 under the name “Segway VI Corp.” Segway VI Corp. was formed as a blank check company to be purchased by a foreign or domestic private company to become a reporting company. Prior to acquiring the assets of our subsidiary, Segway VI did not have any operating activities or income. On August 5, 2003, Mr. Ken Tetterington and Mr. Francisco Schipperheijn purchased 4,997,000 of our common shares out of the 5,000,000 then outstanding, from the previous owners and promoters, Mr. Kent McKay, Mr. Richard Anslow and Mr. Gregg Jaclin. On August 13, 2003, we filed Articles of Amendment with the State of New Jersey changing our name to 3DLP International Inc.

On August 15, 2003, we entered into a Stock Purchase Agreement and Share Exchange with Selectrics and closed the transaction on August 27, 2003. As a result of this Agreement, we purchased all of Selectric’s stock, and in exchange, issued 11,371,000 shares of our common stock to the Selectric shareholders on a one-for-one basis. The corporate consolidation resulted in Selectrics becoming a wholly owned subsidiary of Futomic Industries, Inc.

In June of 2004, we changed the name of the corporation to Futomic Industries, Inc. and subsequently filed Articles of Amendment with the State of New Jersey changing our name to Futomic Industries, Inc on October 15, 2005.

On August 7, 2006, the Company implemented a five for one forward split of its common stock, resulting in an increase in the issued and outstanding shares of common stock to 38,075,000 from a pre-split amount of 7,615,000.

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the EncryptaKey Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock.

Description of Business

We were engaged in the research, development and distribution of technologies and our technology assets included a working version of a 3D Adapter for the Sony Playstation II, and an incomplete 3D Laser projection system to display 3D images. We are also engaged in the research and development of smart card technology related to the biometric security industry. On June 20, 2005, we sold our video game technologies to SplitFish Gameware Inc. of Edmonton, Canada, a company owned by Mr. Ken Tetterington who was formerly our principal shareholder, officer and director. This sale was undertaken by us so that we could focus entirely on pursuing our business plan of generating income through sales, consulting contracts and agreements in the field of biometric security solutions to enterprise customers.  However, we lacked the funding to pursue the business plan.

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in a biometric security technology commonly known as the EncryptaKey Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. As a result of our acquisition of the EncryptaKey technology, we have changed the focus of our efforts in the security products business away from smart cards and towards more sophisticated biometric devices that use the EncryptaKey technology.

Effective September 28, 2006, our Board of Directors resolved to expand the size of the Board to two members and appointed Kelly Owen to fill the newly created seat. Our Board also appointed Mr. Owen to act as our sole officer, serving as each of CEO, CFO, President, Secretary and Treasurer. Our Board believes that Mr. Owen is best suited to develop products based on the EncryptaKey technology and to develop, market, and sell applications utilizing this technology to government, institutional, commercial, and individual consumers.

EncryptaKey

Our objective for our new technology is to have our first anticipated hardware product, which we have preliminarily called “EncryptaKey,” function so as to allow a user to (1) manage his finances, (2) shop online, and (3) access his home or work computer remotely and securely. The EncryptaKey hardware device is presently in the development stage only and many significant technical and financial challenges remain before we anticipate being able to deliver a viable product to market. We anticipate that, provided we are successful in raising the funding necessary to do so, we will be able to finalize all functions of the system and test-market working prototypes by the end of 2007. It is our plan that, when development is complete, the hardware EncryptaKey will utilize biometric data to secure personal and financial information.

We believe that our EncryptaKey technology has the potential to effectively address a number of security issues plaguing financial institutions and individuals alike. Industry research suggests that identity fraud victimized nine million adults in the United States during 2005, resulting in $56.6 Billion in losses for financial institutions and retailers, and endless frustration for consumers. We believe that EncryptaKey technology has the potential to become a cost effective means for businesses and consumers to reduce these losses.

As presently designed, an EncryptaKey hardware device will be approximately the size of a USB “Thumb Drive” (4” x 1” x .25”) and will contain both a pad which will read and verify a user’s thumbprint and an active RFID transmitter which can only be activated by the user. Inside the physical casing will be a 1 Gigabyte flash drive that will hold user data as well as the proprietary operating system. This flash drive will be partitioned so that the data is kept separate from the operating system. The system is designed so that, should anyone attempt to physically access the flash drive, the memory is immediately and completely erased. Further, attempts to hack the data from a lost or stolen EncryptaKey will be fruitless as the user’s fingerprint is required to replicate the unique access code.

As designed, when an end-user receives or purchases an EncryptaKey hardware device, he or she will first load it with personal and financial information. This will be done by plugging the EncryptaKey directly into the USB port of the user’s personal computer. The computer will then reboot to EncryptaKey’s proprietary operating system and will connect through our web portal to the user’s financial institutions to download information or perform online financial activities. Once the device is set up with the user’s fingerprint, thereafter the EncryptaKey will know who has logged on because a unique key will have been created using biometric data from the user’s fingerprint as well as his or her login name and password. This will not be able to be duplicated by anyone but the user because of the universal uniqueness of the user’s thumbprint.

Our plan is for financial institutions and online retailers to adapt their current systems to recognize users authenticated with an EncrypaKey. We believe that they will do so because of the ability of EncryptaKey, as designed, to reduce fraudulent transactions in general, particularly those based on identity theft. There can be no assurance that we will be successful in convincing financial institutions and online retailers to allow their online transaction systems to work with EncrytaKey.

In addition to providing secure transactions for online financial and retail purchase transactions, we also intend for EncryptaKey to allow a user to securely access home or work computers over the internet as an alternative to storing sensitive information on a portable laptop. We believe that secure remote access features will appeal to our target customers because the ability to remotely access home and work computers greatly reduces the security risks associated with the potential for having a laptop containing sensitive information on the internal hard drive lost or stolen while travelling. Because sensitive information will no longer need to be kept on the laptop in order for EncrypaKey users to have access to the information, there is no security risk if the laptop is lost or stolen. Users can remotely and securely access their computers either from laptops or public terminals. No information ever resides on the hard drive of the laptop or terminal, nor is it transmitted over the internet. Therefore, it cannot be intercepted or mined later.

We further believe that, over the longer term, the EncryptaKey could potentially supplant traditional credit cards in many face to face retail purchase transactions because of its security features. Despite the recent growth of online retail purchase transactions, a vast number of credit card sales are still face-to-face Point Of Service (POS) transactions. We intend to design the EncryptaKey such that, once a user’s credit card information is loaded into the EncryptaKey as described above, it can be used for secure POS transactions, provided the retailer has the appropriate hardware and software systems to recognize EncryptaKey.

Our long term goal with our technology is to have a system in widespread use that will allow a user, when paying for merchandise at a retail counter, to pull out his EncryptaKey instead of reaching for a credit card. We believe such a use has considerable potential because, whereas credit cards can be lost or stolen and used by others to run up charges, EncryptaKey will not be able to be used by anyone but the primary user because of the built in biometric security features. In order to pay for merchandise, a user would place his or her thumb on the thumb pad of the EncryptaKey. The EncryptaKey would read and verifie that the thumb print matches the one on file for the registered user. This unlocks the EncryptaKey and allows the user to select which credit or debit card he wishes to use in order to pay for the merchandise, just as if the user was sitting at his or her desktop computer making an online purchase. The user will then press a transmit button while holding the EncryptaKey near the sensor pad of an Automated Teller Machine or Wireless POS Terminal. The EncryptaKey’s low power active RFID transmitter then transmits the requisite information to confirm payment with the merchant and the bank. We have not yet designed or built, even in the prototype phase, the hardware devices and supporting software systems that would allow EncryptaKey to be used in POS transactions. There can be no assurance that we will be able to do so or that we would be able to convince any retail or financial institutions to adopt such systems.

Our first product, the hardware EncryptaKey, is presently still under development. We anticipate that, provided we are successful in raising the funding necessary to do so, we will be able to finalize all functions of the system and test-market working prototypes by the end of 2007. There can be no assurance that we will successfully complete the design and testing of any products, including the EncryptaKey hardware device. We do not have any facilities or equipment capable of manufacturing the EncryptaKey in commercial quantities, nor do we have a contract with a third party manufacturer. There can be no assurance that we will be able to manufacture or contract for the manufacture of the EncryptaKey at a reasonable cost, or at all.

Moreover, we do not presently have any customers or contracts for sales or licensing of any product using the EncryptaKey technology, including the EncryptaKey hardware device presently under development. There can be no assurance that there will be any market demand for any product we may develop.

In addition, we presently lack the funds necessary to execute upon our business plan. As of September 30, 2006, we did not have any cash or other liquid assets. We will need to raise the funds necessary to pursue our business plan through borrowing or through sales of securities. We anticipate that we will require a minimum of approximately $1,800,000 in order to get our technology to the marketplace.

We currently have forecasted the expenditure of approximately $530,000 during the next twelve months in order to further develop the EncryptaKey technology and remain in compliance with the reporting requirements of the Securities Exchange Act of 1934. The completion of our business plan for the next 12 months is contingent upon us obtaining that financing. If we are unable to obtain sufficient financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary financing, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

We do not have any plans to purchase any real property or significant equipment in the next twelve months.

We have no employees other than our sole officer, Mr. Kelly Owen. We do anticipate hiring employees in the next twelve months, contingent upon our ability to obtain the necessary financing to do so.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

We did not earn any revenues from the period ending December 31, 2005 through the period ending September 30, 2006.

We incurred expenses in the amount of $850 for the three month period ended September 30, 2006, compared to expenses of $32,039 for the three month period ended September 30, 2005. We incurred expenses in the amount of $6,297 for the nine month period ended September 30, 2006, compared to expenses of $89,376 for the nine month period ended September 30, 2005. Our expenses for the three and nine month periods ended September 30, 2006 were largely attributable to paying professional fees. The reduction in expenses from last year to this year is related to the cessation of operations. We anticipate our operating expenses will increase when we re-start operations in pursuit of development of the EncryptaKey technology including the EncryptaKey hardware device, contingent upon our ability to obtain the necessary financing.

Liquidity and Capital Resources

As of September 30, 2006, we had a cash balance of $0 and $850 in liabilities. As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

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

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

See Note 1 to Footnotes to Financial Statements for a list of our critical accounting policies.

Recently Issued Accounting Pronouncements

None.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kelly Owen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

Futomic Industries, Inc.

Date:	November 14, 2006

By: /s/ Kelly Owen Mr. Kelly Owen Title: Chief Executive Officer and Director