Form 10KSB
period 2006-12-31
EncryptaKey, Inc.
filed 2007-04-17
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-31361

EncryptaKey, Inc.
(Name of small business issuer in its charter)
New Jersey	22-3720628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10805 Holder Street, Suite 210, Cypress, CA	90630
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 714-821-8093

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenue for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Unavailable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 50,906,784 Common Shares as of March 23, 2007

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

 PART I
Item 1. Description of Business

Business Development

We were incorporated in the State of New Jersey on April 6, 2000 under the name “Segway VI Corp.” On August 13, 2003, we changed our name to 3DLP International Inc. In June of 2004, we changed our name to Futomic Industries, Inc. and subsequently filed Articles of Amendment with the State of New Jersey formally implementing that name change on October 15, 2005.

Previously, we were engaged in the research, development and distribution of various technologies including a 3D Adapter for the Sony Playstation II, and an incomplete 3D Laser projection system to display 3D images. On June 20, 2005, we sold our video game related technologies to SplitFish Gameware Inc. of Edmonton, Canada, a company owned by Mr. Ken Tetterington who was formerly our principal shareholder, officer and director. As a result of this transaction, we are no longer in the video game hardware business. The primary reason for exiting this business was to allow us to focus on our other business, the research and development of smart card technology related to the biometric security industry. However, we lacked the funding to pursue this line of business and were forced to shelve it until such time as we were able to acquire the necessary capital to proceed. At present, and for the foreseeable future, our smart card related security business plan remains on hold.

Our current business plan is focused upon the research, development, manufacture and sale of the biometric security technology we recently acquired from Owen Consulting, LLC, an entity owned and controlled by our current CEO and director, Kelly Owen. On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired technology called the “EncryptaKey Secure Communication Portal” as described in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. As a result of our acquisition of the EncryptaKey technology, we have changed the focus of our efforts in the security products business away from smart cards and towards more sophisticated biometric devices that use the EncryptaKey technology.

Also on September 28, 2006, our Board of Directors resolved to expand the size of the Board to two members and appointed Kelly Owen to fill the newly created seat. Our Board also appointed Mr. Owen to act as our sole officer, serving as each of CEO, CFO, President, Secretary and Treasurer. Our Board believes that Mr. Owen is best suited to develop products based on the EncryptaKey technology and to develop, market, and sell applications utilizing this technology to government, institutional, commercial, and individual consumers.

On October 1, 2006, we retained Owen Consulting, LLC, to develop the EncryptaKey technology into a marketable product.

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

Description of Business and Plan of Operation

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

Our plan is for financial institutions and online retailers to adapt their current systems to recognize users authenticated with an EncryptaKey. We believe that they will do so because of the ability of EncryptaKey, as designed, to reduce fraudulent transactions in general, particularly those based on identity theft. There can be no assurance that we will be successful in convincing financial institutions and online retailers to allow their online transaction systems to work with EncryptaKey.

In addition to providing secure transactions for online financial and retail purchase transactions, we also intend for EncryptaKey to allow a user to securely access home or work computers over the internet as an alternative to storing sensitive information on a portable laptop. We believe that secure remote access features will appeal to our target customers because the ability to remotely access home and work computers greatly reduces the security risks associated with the potential for having a laptop containing sensitive information on the internal hard drive lost or stolen while traveling. Because sensitive information will no longer need to be kept on the laptop in order for EncryptaKey users to have access to the information, there is no security risk if the laptop is lost or stolen. Users can remotely and securely access their computers either from laptops or public terminals. No information ever resides on the hard drive of the laptop or terminal, nor is it transmitted over the internet. Therefore, it cannot be intercepted or mined later.

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

Our long term goal with our technology is to have a system in widespread use that will allow a user, when paying for merchandise at a retail counter, to pull out his EncryptaKey instead of reaching for a credit card. We believe such a use has considerable potential because, whereas credit cards can be lost or stolen and used by others to run up charges, EncryptaKey will not be able to be used by anyone but the primary user because of the built in biometric security features. In order to pay for merchandise, a user would place his or her thumb on the thumb pad of the EncryptaKey. The EncryptaKey would read and verify that the thumb print matches the one on file for the registered user. This unlocks the EncryptaKey and allows the user to select which credit or debit card he wishes to use in order to pay for the merchandise, just as if the user was sitting at his or her desktop computer making an online purchase. The user will then press a transmit button while holding the EncryptaKey near the sensor pad of an Automated Teller Machine or Wireless POS Terminal. The EncryptaKey’s low power active RFID transmitter then transmits the requisite information to confirm payment with the merchant and the bank. We have not yet designed or built, even in the prototype phase, the hardware devices and supporting software systems that would allow EncryptaKey to be used in POS transactions. There can be no assurance that we will be able to do so or that we would be able to convince any retail or financial institutions to adopt such systems.

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

Although we have not yet built a working model of the EncryptaKey that includes the thumbprint and active RFID security features we intend to include in our final production model, we have successfully built a beta version of our proprietary operating system and successfully installed it on a flash drive. We displayed this working prototype at the Consumer Electronics Show in Las Vegas during the 4th Quarter of 2006. We were pleased with the acceptance of our prototype and were recognized by the trade show organizers with the Best of Show - New Innovations award.

We do not presently have any customers or contracts for sales or licensing of any product using the EncryptaKey technology, including the EncryptaKey hardware device presently under development. There can be no assurance that there will be any market demand for any product we may develop.

We presently lack the funds necessary to complete our business plan. During the 4th Quarter of 2006, we raised $1,135,200 through an ongoing private placement of our common stock. Also during the 4th Quarter, we spent approximately $845,000 of those funds on operations related to the development of the Encryptakey technology. After the end of the reporting period, we raised an additional $834,985 in that same private placement, which closed February 7, 2007. In total, we privately placed 6,900,664 shares of common stock at a purchase price of $0.30 per share for total cash proceeds of $2,070,185. Despite this additional capital, we will need to raise additional funds over the next twelve months, through borrowing or through sales of securities, in order to continue to pursue our business plan in 2007.

We currently have forecasted the expenditure of approximately $3,600,000 during the next twelve months in order to further develop the EncryptaKey technology, on sales and marketing, on general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current products.

The completion of our business plan for the next 12 months is contingent upon us obtaining that financing. If we are unable to obtain sufficient financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary financing, we will not be able to pursue our plan of operations until such time as the necessary funds are raised. There can be no assurance that additional financing will be available to us when needed or, if available that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional funding on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease operation of our business.

In the long-term, our ability to continue as a going concern is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution of equity interest of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

After the close of the reporting period, on February 5, 2007, we entered into an Asset Purchase Agreement with Owen Consulting Inc., a Nevada Corporation. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in server hardware and software in exchange for 636,120 shares of our restricted common stock. The equipment and software we acquired will allow us to continue development of our primary product. We do not anticipate that we will need to acquire a plant or purchase any additional, significant equipment during 2007.

Industry Overview

As computer use migrates towards a networked environment, and our economy shifts towards information as a primary asset, individuals and organizations are becoming more concerned with protecting individual privacy and ensuring the security of information maintained on personal computers, the Internet, and corporate networks.

Traditional processes for authenticating and identifying individuals have long histories, but inherent weaknesses. Criminals and imposters can easily compromise these processes by falsifying credentials by forging a signature, altering a photograph on a driver’s license or passport, or stealing a credit card. Imposters can use the compromised credentials to gain unauthorized access to confidential information, such as medical data and financial records, and cause significant harm. Traditional authentication and identification methodologies can also be cumbersome and inefficient to use. Individuals are required to remember several passwords and PINs for the multitude of access, credit and membership cards they carry. The costs incurred by organizations to administer these traditional processes can be significant.

A number of technologies and strategies have been developed in the Information Security industry in recent years to address these concerns, including encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, magnetic stripe cards, digital certificates, bootable thumb drives, and single sign-on applications. However, the effectiveness of each of these technologies and strategies is dependent upon the most critical and vulnerable component of the security process - positive personal identification and authentication of the individual seeking access.

With the growth of electronic commerce and the realities of business operations, access points to the Internet and enterprise networks have increased significantly, and now include desktops, home PCs, mobile laptops, and hand-held devices including cellular phones. Computer industry leaders have called for the end of passwords as a means to access computers and networks. This is due to the fact that using passwords as the primary method of verifying the identity of users (remote and local) is subject to a number of security weaknesses. Passwords are frequently shared. Passwords are often written down and placed where others can see them. Common passwords like a pet’s name or spouse’s name can be guessed. More complex passwords can be broken in minutes through sophisticated “dictionary” attacks based on tools that are easily available from Internet websites. Attempts to increase security by requiring complex passwords comprised of letters, numbers, and symbols are often met with significant resistance by users. For large organizations, there is also a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity.

Financial organizations, government agencies, corporations, and other organizations performing computer-based electronic transactions have sought a simple and secure way of digitally authenticating identities. The use of biometric authentication represents a cost-effective means of providing positive proof of identity when approving computer-based transactions. The resultant audit trail of events links certain events to an individual’s unique biometric characteristics. Similar identification techniques can be applied to point-of-service purchases at retail locations when paired with credit cards or other instruments.

We believe that a sustainable market is developing for higher assurance authentication technologies used in information security, data privacy, and electronic access control applications. There are several factors that we believe will contribute to the growth of this industry:

•
Highly publicized security breaches in computer networks and Internet sites, which have been traced to the vulnerability of password-based authentication systems by hackers and unauthorized access by disgruntled employees.

•	The growth of e-commerce as a medium for business and consumer transactions, which requires the implementation of technologies that facilitate the positive identification of anonymous parties.

•
The cost and inconvenience of using multiple or complex passwords that are frequently changed. Businesses are realizing true cost and time savings by implementing password alternatives for user authentication.

•
The information technology industry is beginning to utilize advanced solutions to protect computer information. The primary means of protecting computer information is data encryption, which requires protection of the encryption “keys” used to lock up the data. Today, these keys are generally stored in computers or smart cards and are commonly protected by PINs or passwords. We believe biometrics will play an increasingly important role in protecting these keys from unauthorized access.

•
IT industry leaders such as Microsoft, Citrix, Computer Associates, Dell, Hewlett Packard, Novell, MPC Computers, IBM, and Intel are supporting the integration of biometrics within their system platforms and have publicly announced that information security is a top corporate focus.

•
Falling prices for biometric collection devices, such as fingerprint sensors, digital cameras, microphones, etc., and improvements in accuracy, performance, and acceptance of this technology have made integration of biometrics for physical access, desktop PCs, and portable computers a cost effective security alternative for the public sector and commercial market.

•	New biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are now widely available from name-brand commercial vendors such as Targus and Panasonic.

•
The April 12, 2007 issue of the Wall Street Journal reported: “A majority of Americans have said they are comfortable with the use of biometric identification. In a survey published in February, Unisys found that 63% of those polled were worried about identity fraud and 69% said they would prefer that banks, credit-card companies, health-care providers, and government organizations adopt biometrics over smart-card readers, security tokens or passwords.”

•
Legislation and regulations adoption—such as the landmark Health Insurance Portability and Accountability Act (HIPPA) healthcare regulations, the Gramm-Leach-Bliley Financial Modernization Act—require that customer information, data, and financial records be kept secured, and outline substantial penalties for failure to do so. The FDA regulation 21CFR Part 11 requires positive authentication of digital signatures placed on electronic records created within regulated industries such as pharmaceutical manufacturing.

•
The BioAPI Consortium, a group of over 120 organizations from the biometrics industry, government and information technology vendors, was successful in having the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry-standard specification for connecting biometric devices to computer systems and is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies. This standard is now before the International Organization for Standards (ISO) for balloting to become an international standard.

Evolution of Biometric Authentication and Identification Processes

The inadequacies of traditional authentication and identification processes, coupled with more stringent security requirements and an increasingly global economy and mobile population, have in recent years contributed to the increased focus on the development of biometrics for Information Security. Biometrics is the automated use of unique physiological characteristics of individuals, such as fingerprints, palm prints, faces or irises, to determine or verify an individual’s identity. The individual’s biometric characteristic is captured and encoded and then compared against previously encoded biometric data stored in an electronic database to determine or verify the individual’s identity. Because biometrics technology utilizes an unchanging, unique characteristic of a person that cannot be lost, stolen, shared or forgotten, it has the capability to be more accurate, convenient and cost-effective than traditional methodologies.

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, are relatively non-intrusive, and benefit from a substantial existing infrastructure that employs fingerprints for identification. The American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, which is used to describe and classify fingerprints.

Growth Expected in the Market for Fingerprint Biometrics Products and Solutions

The market for fingerprint biometrics solutions is expected to increase in coming years. Advances in technology and widespread deployment of biometric systems are resulting in both increased public awareness and acceptance of biometric solutions and the establishment of an infrastructure that we believe will expedite the adoption of other fingerprint biometrics solutions. Fingerprint biometric solutions have become much more sophisticated and capable of application in a number of other environments. Several initiatives requiring increased spending on other fingerprint biometrics solutions have already begun. For example, numerous foreign jurisdictions around the world have begun to establish national identification card programs, which will require the issuance of smart ID cards with embedded fingerprint information for each citizen.

Foreign jurisdictions such as Hong Kong, Italy, Morocco, the United Kingdom and Thailand have implemented or are in the process of implementing national identification programs. In addition, countries such as Venezuela have begun to use fingerprint biometrics systems to streamline the voting process and prevent fraud in local and national elections. Moreover, consumers have also begun to embrace biometrics authentication, particularly for the purposes of providing increased security on laptops, cell phones and other smart handheld devices that are beginning to store increasing amounts of personal information.

Market for Our Products and Services

We plan on marketing our products and services to both institutions and end consumers. While we believe that our institutional customers will push our products through to the end user, the inverse is also true - demand from end users will encourage large entities to embrace our products and services. Both markets will be driven by a need to protect the privacy of their electronic information.

Individual Users

With the ongoing explosion of identity theft and financial fraud in the United States, individuals are now, more than ever, looking for a way to protect their identity and their private information from both online and more traditional theft. EncryptaKey provides a comprehensive solution to the information security issues facing individuals today. We will initially provide security for online transactions, point-of-service retail transactions, internet access, access to financial data and medical records, physically access to buildings and vehicles, and access to desktop or laptop computers. A myriad of other possible future applications suggests that our technology could become the cornerstone for an individual’s complete security solution in the future.

Institutional Users

The key to EncryptaKey’s widespread acceptance and use is the adoption of our technology, products, and services by large, institutional organizations such as financial institutions, internet portals, government agencies, large corporations, and healthcare organizations. They are highly motivated to secure their data and transactions as they book billions of dollars of losses each year as a result of fraud. If they adapt their infrastructure to allow us to provide the solution to their information security issues, it will drive large numbers of individuals who use their products and services to adapt and accept our security solutions as well.

Financial Institutions

The finance industry is initially our primary target market. The nature of the transactions in this industry, both online and face to face, and the level and number of fraudulent transactions in the finance industry make it a perfect fit with our EncryptaKey technology. EncryptaKey will allow users to securely access and manage their bank accounts, stock portfolios, and other financial information.

Web portals and Services

Web portals such as Google and Yahoo provide a means to reach hundreds of thousands of potential EncryptaKey users. Although these portals have been consumer focused for much of their history, a new business model is starting to emerge. For example, Google is has launched its premium business service which allows corporations to access its non-windows based productivity suite of tools (eg Word, Excel, etc) for a nominal annual fee. The EncryptaKey solution is perfectly shaped to enhance the current strategies of these portal sites. The EncryptaKey solution fits in the following ways:

•	Provides a secure environment for the use of online productivity tools
•	Provides varied functionality such as VoIP, email, chat, news and other services
•	Consumers can utilize the safety of the EncryptaKey Transaction Server when shopping via the portal
•	Allows for promotions and discounts to be downloaded directly to EncryptaKey Device for in-store redemption

Corporate Customers

With the ever increasing amount of data to process, companies of every shape and size are struggling with how to best secure their information from internal and external threats. EncryptaKey provides the solution to this problem. EncryptaKey provides intellectual property protection, SOX compliance, secure remote workforce connections, and support for existing network infrastructure designed to protect critical systems. The remote workforce connection application is particularly appealing to corporations as the modern workforce continues to become more mobile each year. When employees log in to a company’s computer network, or even has the capability to do so, that company’s network and the data contained thereon are at risk. By utilizing EncryptaKey, companies can provide a significantly higher level of protection for their data and improved tracking of data access, thus preventing significant losses from fraud, hacking, and sabotage.

Government Agencies

Government agencies, like other large organizations, are concerned with protecting sensitive data, allowing secure access from remote computers, and protecting major systems from malicious attack. The EncryptaKey solution allows individuals secure access to various electronic government information and services. In the future, this could evolve into electronic voting, passports, national identity cards or access to social security records. Within the United States government, there are several agencies that could benefit from the EncryptaKey solution, including Law enforcement (police departments, CIA, FBI, etc.); Homeland Security; Internal Revenue Service; Social Security Administration; and Department of Veterans Affairs. Other national governments around the world have similar agencies, which could similarly benefit from our products and services.

Healthcare Organizations

Health care is a multi-billion dollar industry. Constantly seeking ways to bring greater efficiencies to this market, many companies are offering technical solutions covering every aspect of the healthcare value chain. Because of HIPAA (Health Insurance Portability and Protection Act), one area receiving increasing attention is the Electronic Medical Record (EMR).

From doctors and nurses to technicians and billing clerks, roughly 150 different people have access to at least part of a patient's records during hospitalization. More than 600,000 payers, providers and other entities handle the billing and payment of healthcare transactions. Because of the potential productivity gains, the number one goal for the National Coordinator for Health Information Technology is to build a national electronic health information infrastructure capable of offering Electronic Medical Records (EMR) for most Americans within the next seven years. EncryptaKey could be an important part of that infrastructure.

Other significant segments of the healthcare industry where EncryptaKey could provide a solution to information access and security issues are hospitals and medical centers; large physician medical groups; claims processing firms; physician offices; and individual patients.

Competition

We operate in a highly competitive industry. Many companies are involved in the development of information security products and services, and many have unique solutions to the problems facing the industry. We are competing with the solutions offered by these other companies rather than with specific products that mirror our own.

MasterCard PayPass is a new contactless way to pay. By tapping a card, key fob, or mobile phone, consumers can pay at retail checkout locations. PayPass uses a hidden embedded computer chip and radio frequency antennae. After consumers tap their PayPass at checkout, payment details are sent wirelessly to the MasterCard network, and payment confirmation is sent back. Speed and convenience are the hallmarks of this product. However, should someone steal or find a consumer’s PayPass, there is nothing to prevent them from making charges with the device until the consumer reports it stolen. MasterCard compensates by offering the same liability protection they offer with all their cards.

StealthSurfer is a Windows PC compatible key-sized USB device that is preloaded with Firefox, Anonymizer, RoboForm , and Thunderbird software configured and integrated for optimum privacy. Users insert the device into a computer’s USB port - home computer, laptop, or public terminal - and the computer reboots to the operating system stored on StealthSurfer. Thereafter, all information is run through the StealthSurfer - not the computer’s traditional memory and storage mediums. When using StealthSurfer, all sensitive Internet files such as cookies, internet history, and cache are stored on the StealthSurfer USB device instead of the user’s computer. Password protection maintains the user’s data's privacy and security. StealthSurfer conceals the user’s web surfing habits, files, and visited web sites from anyone who has physical access to the user’s computer as a way of blocking indentity theft. StealthSurfer keeps surfing information encrypted, hidden, and anonymous - it protects identities. Passwords are stored on the StealthSurfer with 3DES encryption and allows users to log on to web sites quickly and easily. Advanced and secure E-mail programs are included in StealthSurfer so your portable private email.

Dell, Hewlett-Packard, Sony, IBM, and a myriad of other computer manufacturers now build laptops and even desktop computers with biometric authentication available. Only users with fingerprints, which have been authorized for use on that machine, will be allowed access to the computer, eliminating the need for passwords and allaying many data security concerns. The April 12, 2007 Wall Street Journal reports that approximately 10% of new laptops sold in the United States come equipped with fingerprint sensors.

Sony produces two additional products that offer competitive solutions for information security concerns. The first is a Micro Vault Fingerprint Access USB Flash Drive. It works as any other flash drive, but a fingerprint scan is required to access the information on the flash drive. The FIU-810 Personal Puppy Suite Fingerprint Identity Token Bundle is also a fingerprint access USB flash drive. The FIU-810, however, can be used to log in to Windows, effectively requiring biometric authentication for computer access. It also encrypts files and replaces all of your online IDs and passwords so that your fingerprint scan is required to access internet sites.

Most certainly, EncryptaKey will face formidable competitive challenges in the near and long term as we compete with other companies who have significantly greater resources than ourselves. While each of these companies, and many others like them, are offering unique solutions to some of the problems facing the information security industry, EncryptaKey offers the highest level of online and in-person identity protection currently known to be available. With five levels of authentication made up of something you have (the key), something you know (user name, password and symbol) and something you are (biometric finger print), EncryptaKey allows users to make credit card purchases, conduct online financial transactions, and access, view and transmit sensitive personal or corporate data with complete confidence.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.

We will continue to pursue patent protection and other intellectual property protection for technology that we believe to be proprietary and that offers a potential competitive advantage for our products.

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the EncryptaKey Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property. That patent has not been granted.

We have not yet sought protection for any of our intellectual property except as contained in US patent application number 60745514.

Research and Development

We did not incur any research and development expenditures in the fiscal year ended December 31, 2005. We incurred research and development expenditures in the fiscal year ended December 31, 2006, of approximately $890,000, all of which was related to our EncryptaKey technology. During 2007 we anticipate spending approximately $2,400,000 of our total anticipated capital needs of approximately $3,600,000 on further research and development of our EncryptaKey technology. The focus of these expenditures during 2007 will be further work on our operating system, our web portal and in adding biometric security features to our EncryptaKey prototype device.

Sales and Marketing

We have begun promoting and marketing our products through multiple channels in order to develop pilot projects in our various verticals. We plan to direct our initial marketing effort to target financial institutions, credit card processors, and internet retailers. We will demonstrate the feasibility of our products to our potential customers via pilot projects. We anticipate we will expend approximately $800,000 during 2007 on sales and marketing activities, including the salaries of any new or existing employees and consultants involved in sales and marketing.

Existing and Probable Governmental Regulation

Our current business plan envisions that we will attempt to convince financial institutions to recognize EncryptaKey-authenticated users. We recognize that financial institutions are subject to significant governmental regulation. We have not investigated whether, should we be able to convince these regulated institutions to recognize our systems, we would then become subject to governmental regulation or require governmental approval of our products or services. In the event this is required, it could have a material effect on our business.

With the exception of the foregoing, we are not aware of existing or probable governmental regulations that may impact our business at this time. Changes in government regulations may adversely affect our financial condition and results of operations because we may have to incur additional expenses if we are required to change or implement manufacturing or control procedures.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have one full-time employee, Eric Linxwiler. Most of our operations are outsourced to Owen Consulting, LLC, pursuant to our Consulting Agreement dated October 1, 2006, which contract has thus far permitted us to avoid directly hiring a significant number of employees. Our contract with Owen Consulting, LLC, is scheduled to terminate on September 30, 2007.

We anticipate that we will continue to use Owen Consulting, LLC, to manage our technology through at least September 30, 2007. We have not yet determined whether we will seek to extend the contract or hire employees to manage our operations directly after September 30, 2007. Our director and sole officer, Kelly Owen is a member and manager of Owen Consulting, LLC.

Item 2. Description of Property

We currently have a twelve month lease of our executive offices located 10805 Holder Street, Suite 210, Cypress, CA 90630 at a cost of $3,983.70 per month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

Subsequent to the reporting period, holders of a majority of the voting power of our outstanding common stock approved an amendment to our Articles of Incorporation to change our corporate name to “EncryptaKey, Inc.” by written consent.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock. In order to be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. We intend to contact an authorized Over-The-Counter Bulletin Board market maker for sponsorship of our securities on the Over-The-Counter Bulletin Board, but there can be no assurance that we will be successful. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of he rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of December 31, 2006, we had approximately 70 holders of record of our common stock.

Dividends

As of December 31, 2006, no dividends have been declared or issued.

Recent Sales of Unregistered Securities

We did not issue any of our securities without registration under the Securities Act of 1933 during the reporting period except as have been previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance under an equity compensation plan as of December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We are still in our relative infancy as a viable commercial entity, and consequently our focus has been on the identification of our market needs, the development of products and services to meet those needs, and the branding of our company and services. Please see “Description of Business and Plan of Operation,” above.

Results of Operations for the Years Ended December 31, 2006 and 2005

We generated no revenue and expenses of $1,143,949 for the year ended December 31, 2006, for a net loss of $1,054,117 after a Gain on Forgiveness of Debt of $89,832 is included. We generated no income and expenses of $87,340 for the year ended December 31, 2005, for a net loss of $87,334 after Interest Income of $6 is included. Our losses were significantly greater in 2006 than in 2005 due primarily to our acquisition of and subsequent efforts to develop our EncryptaKey technology. We acquired that technology September 28, 2006.

Liquidity and Capital Resources

As of December 31, 2006 we had current assets of $186,554 consisting entirely of cash and cash equivalents. Our total liabilities as of December 31, 2006, were $0.00, including current liabilities in the amount of $0.00. Thus, our working capital as of December 31, 2006 was $186,554. As discussed in “Description of Business and Plan of Operation,” above, we anticipate no revenue in 2007 and expenditures of approximately $3,600,000 through December 31, 2007.
Cash flows provided by financing activities during the year ended December 31, 2006 consisted of $1,385,200 for proceeds related to the sale of common stock minus $93,253 for Loans to Related Parties, resulting in a total of $1,291,947 in cash provided by Financing Activities. Cash used by Investment Activities was $61,225 for the year ended December 31, 2006, and Net Cash Used by Operating Activities was $1,074,833.

We relied on proceeds of private sales of our common stock to fund our operations during the year ended December 31, 2006. During the 4th Quarter of 2006, we raised $1,135,200 through an ongoing private placement of our common stock. After the end of the reporting period, we raised an additional $834,985 in that same private placement, which closed February 7, 2007. In total, we privately placed 6,900,664 shares of common stock at a purchase price of $0.30 per share for total cash proceeds of $2,070,185. Despite this additional capital, we will need to raise additional funds over the next twelve months, through borrowing or through sales of securities, in order to continue to pursue our business plan in 2007.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $1,480,396 for the period from inception (June 24, 2003) through December 31, 2006 and are not presently generating any revenue. We do not anticipate generating any revenue in 2007. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Fiscal Year

The Company operates on a December 31st fiscal year end.

Research and Development Costs

Research and Development costs are expensed as incurred in accordance with generally accepted accounting principles. Costs in association with the development of a patented technology when computer software is developed will be capitalized when technological feasibility is established in accordance with financial accounting standard No. 86

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method..

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

December 31,                              2006            2005

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders             ($1,054,117)          ($87,334)

Denominators for Basic EPS
Weighted average of shares outstanding               39,818,551         38,075,000

Basic Earnings/(Loss) Per Share                   ($0.03)             ($0.00)

Denominators for Diluted EPS
Weighted average of shares outstanding               86,473,551                            84,730,000

Diluted Earnings/(Loss) Per Share                   ($0.01)            ($0.00)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line bases over their useful lives. Office Equipment is depreciated over five years.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Recently Issued Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheet as of December 31, 2006 and December 31, 2005
F-3	Statements of Operations - Years Ended December 31, 2006 and December 31, 2005 and the period from June 24, 2003 (Inception) through December 31, 2006
F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2006, 2005, 2004, and 2003 and June 24, 2004 (Inception)
F-5	Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005 and the period from June 24, 2003 (Inception) through December 31, 2006
F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Encrypta Key Inc (Formerly Futomic Industries)

We have audited the accompanying balance sheet of Encrypta Key Inc (Formerly Futomic Industries) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows from inception June 24, 2003, through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encrypta Key Inc (Formerly Futomic Industries) as of December 31, 2006 and 2005 and the results of its operations and its cash flows from inception June 24, 2003, through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s net losses of $1,480,396 as of December 31, 2006 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 13, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

EncryptaKey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,
	2006	2005

ASSETS

Current Assets
Cash	$186,554	$30,665
Security Deposits	-	1,070
Total Current Assets	186,554	31,735

Fixed Assets
Furniture and Equipment - Net	60,674	2,685
Invisidesk Portal - Net	550	-

Total Long Term Assets	61,224	2,688

Total Assets	$247,778	$34,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Loans Payable - Related Parties	$-	$95,942
Accrued Expenses	-	3,625
Wages Payable	-	18,711

Total Liabilities	-	118,278

Stockholders' Equity

Preferred Stock, authorized 20,000,000 shares, par value $0.0001, no preferred stock is outstanding	-	-

Common Stock, authorized 100,000,000 shares, par value $0.0001, issued and outstanding on December 31, 2006 and 2005 is 49,859,000 and 38,075,000 shares respectively	4,986	3,808

Paid in Capital	2,223,189	338,617

Subscriptions Receivable	(500,000)	-

Accumulated Deficit During Development Stage	(1,480,397)	(426,280)

Total Stockholders' Equity	247,778	(83,855)

Total Liabilities and Stockholders' Equity	$247,778	$34,423

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Operation

			June 24, 2003
			(Inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006

Operating Expenses
General and Administrative	$ 89,988	$ 82,092	$ 336,461
Interest Expense	-	2,096	3,523
Advertising and Promotion	129,961	-	129,961
Research and Development	890,000	3,152	1,066,327
Professional Fees	34,000	-	34,000

Total Expenses	1,143,949	87,340	1,570,272

Net (Loss) before Extraordinary Items	(1,143,949)	(87,340)	(1,570,272)

Extraordinary Items
Gain on Forgiveness of Debt	89,832	-	89,832
Interest Income	-	6	44

Net Income/(Loss)	$(1,054,117)	$(87,334)	$(1,480,396)

Basic and Diluted
(Loss) per Share	$(0.03)	$(0.00)

Weighted Average Number of Shares	39,818,551	38,075,000

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.00)

Weighted Average Number of Shares	86,473,551	84,730,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements
The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Stockholders' Deficit

From June 24, 2003 (Inception) to December 31, 2006

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, June 24, 2003			25,000,000	$2,500	$502	$-	$(4,502)	$(1,500)

Adjustment effected in reverse
acqusition	15-Aug-03	$0.002	56,855,000	5,686	111,944		4,502	122,132

Net (Loss)							(152,649)	(152,649)

Balance, December 31, 2003			81,855,000	8,186	112,446	-	(152,649)	(32,017)

Common shares issued for cash	15-Mar-04	$0.04	375,000	38	14,962			15,000
Common shares issued for cash	15-Jul-04	$0.10	2,500,000	250	249,750			250,000

Net (Loss)							(186,297)	(186,297)

Balance, December 31, 2004			84,730,000	8,474	377,158	-	(338,946)	46,686

Common shares re-purchased by the
Company and retired	01-Jan-05	$0.001	(46,655,000)	(4,666)	(38,541)			(43,207)

Net (Loss)							(87,334)	(87,334)

Balance, December 31, 2005			38,075,000	3,808	338,617	-	(426,280)	(83,855)

Common shares issued for purchase
of technology	28-Sep-06	$0.0001	5,500,000	550				550

Common shares issued for cash	12-Dec-06	$0.30	6,284,000	628	1,884,572	(500,000)		1,385,200

Net (Loss)							(1,054,117)	(1,054,117)

Balance, December 31, 2006			49,859,000	$4,986	$2,223,189	$(500,000)	$(1,480,397)	$247,778

On August 7, 2006 the Company exercised a 5:1 forward stock split that has been retroactively applied to this schedule thereby increasing the number of shares issued and decreasing the price per share.

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Cash Flow

			June 24, 2003
			(Inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006

Operating Activities

Net Profit / (Loss)	$(1,054,117)	$(87,334)	$(1,480,396)

Significant Non-Cash Transactions
Stock Issued to founders	-	-	3,002
Adjustment for reverse acqusition	-	-	117,630
Stock issued to purchase asset	550	-	550
Depreciation	-	1,728	5,279
Changes in Assets and Liabilities
(Increase)/Decrease in Deposits	1,070	(170)	-
Increase/(Decrease) in Accounts Payable	-	(7,868)	-
Increase/(Decrease) in Accrued Liabilities	(3,625)	2,095	-
Increase/(Decrease) in Wages Payable	(18,711)	(3,000)	-

Net Cash (Used) by Operating Activities	(1,074,833)	(94,549)	(1,353,935)

Investment Activities
Purchase of Invisidesk Portal	(550)	-	(550)
Equipment Purchase	(60,675)	-	(65,955)

Cash Used by Investment Activities	(61,225)	-	(66,505)

Financing Activities
Net Proceeds from loans - Related Parties	(93,253)	45,488	-
Purchase of Treasury Stock	-	(35,016)	(43,207)
Proceeds from sale of Common Stock	1,385,200	-	1,650,200

Cash Provided by Financing Activities	1,291,947	10,472	1,606,993

Net Increase/(Decrease) in Cash	155,889	(84,077)	186,553

Cash, Beginning of Period	30,664	114,741	-

Cash, End of Period	$186,553	$30,664	$186,553

Supplemental Information:
Interest Paid	$-	$3,523	$3,523
Income Taxes Paid	$-	$-	$-

Significant Non-Cash Transactions
1. The company issued 25,000,000 post-split common shares to the founders valued at $3,002.
2. The Company issued 56,855,00 common shares valued at $117,630 and decreased the accumulated deficit by $4,502 to effect a reverse acqusition on August 15, 2003.
3. On September 28, 2006 the Company issued 5,500,000 common shares at $0.0001 par-value to acquire technology.

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2006 and December 31, 2005)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

EncryptaKey, Inc., (the Company), was incorporated in the state of New Jersey on April 6, 2000 as Segway VI Corp. The company has undergone the following name changes: on August 13, 2003 to 3DLP International Inc., on April 19 2004 to Futomic Industries Inc.; and then on February 19, 2007, subsequent to the date of these statements, to EncryptaKey, Inc.

On August 15, 2003, the Company acquired Selectrics Corporation (Selectrics), a Delaware Corporation organized on June 24, 2003, in a one-for-one common stock exchange. This transaction resulted in a change of control and was treated as a reverse acquisition with EncryptaKey, Inc. being the surviving legal entity and Selectrics the surviving accounting acquirer. Accordingly, the equity accounts and accumulated deficits prior to the merger have been adjusted to reflect those of Selectrics. The Company is considered to be in the development stage.

The company is in the business to develop and market identity and data security technologies that enable the highest level of secure commercial and financial transaction both in person and over the internet, providing an effective shield to identity theft.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Fiscal Year

The Company operates on a December 31st fiscal year end.

Research and Development Costs

Research and Development costs are expensed as incurred in accordance with generally accepted accounting principles. Costs in association with the development of a patented technology when computer software is developed will be capitalized when technological feasibility is established in accordance with financial accounting standard No. 86

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method..

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

December 31,	2006	2005

Numerators for Basic and Diluted EPS Net income/(loss) to common shareholders	($1,054,117)	($87,334)

Denominators for Basic EPS Weighted average of shares outstanding	39,818,551	38,075,000

Basic Earnings/(Loss) Per Share	($0.03)	($0.00)

Denominators for Diluted EPS Weighted average of shares outstanding	86,473,551	84,730,000

Diluted Earnings/(Loss) Per Share	($0.01)	($0.00)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line bases over their useful lives. Office Equipment is depreciated over five years.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company is in its development stage and has never generated revenues. The Company has accumulated a loss of $1,480,396 during its development stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management has successfully raised $2,070,186 in a private offering that has closed on February 7, 2007 subsequent to the closing date of these financials. The Company continue to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized 20,000,000 shares of preferred stock at a $0.0001 par value and currently has zero shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2006, there were 49,859,000 shares of common stock outstanding. On August 7, 2006, the Company exercised a five for one forward stock split. All share amounts herein are adjusted to give effect to the stock split and have also been adjusted to reflect the adjusted equity resulting from the August 15, 2003 reverse merger.

During 2003, the Company issued 81,855,000 post-split shares of common stock in the following transactions:

•	On June 24, 2003, the Company issued 25,000,000 shares to its founder for $3,002.

•
On August 15, 2003 the Company 56,855,000 common shares to execute the acquisition of Selectrics Corporation in a one for one share exchange for a value of $121,882. This acquisition was recorded as a reverse merger with Selectrics the surviving historical accounting company. Accordingly the equity and accumulated deficit are adjusted to reflect Seletrics history.

During 2004, the Company issued 2,875,000 post-split shares of common stock in the following transactions:

•	On March 15, 2004, the Company issued 375,000 shares for $15,000 cash in a private placement.

•	On July 23, 2004 the Company issued 2,500,000 shares in a private placement for $250,000 cash.

During 2005, the Company received 46,655,000 common shares into its treasury from a shareholder for cash and other property valued at $43,207.

During 2006, the Company issued 11,784,000 shares of common stock in the following transactions:

•
On September 28, 2006, the Company entered into an Asset Purchase Agreement with Owen Consulting LLC to acquire the right, title and interest in technology commonly known as the EncryptaKey Secure communication Portal by issuing 5,500,000 shares of common stock at $0.0001 per share. The technology and associated intellectual property has been memorialized by patent application. However, it is still in development and the associated costs are expensed to research and development. Because of the limited public market for the Company stock, Par-value was used to record this transaction.

•
On December 12, 2006, the Company issued 6,284,000 common shares in a private offering at $0.30 per share for $1,385,200 and $500,000 subscriptions receivable. The Company extended the closing of the offering to February 7, 2007 to allow for collection of funds and sale to additional investors resulting in the subsequent issue of an additional 616,664 shares at $0.30 and the collection of all outstanding subscription receivables related to this placement which will be reflected in the following quarterly financials.

NOTE 5. COMMITMENTS AND CONTINGENCIES - RELATED PARTY

Research and Development with Owens Consulting, LLC

On September 28, 2006, the Company entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company with Mr. Kelly Owen, the Company’s CEO the principle member. Pursuant to that agreement, the Company issued 5,500,000 shares of common stock and acquired assets consisting of all right, title and interest in a biometric security technology commonly known as the EncryptaKey Secure Communication Portal memorialized in a patent application.

On October 1, 2006 the Company entered into an associated consulting agreement with Owen Consulting, LLC to complete the development of the EncryptaKey Secure Communication Portal. The terms of the agreement require payment at the rate of $25.00 per hour for actual hours incurred for research and development. The project involves the efforts of over 100 programmers and technicians. As of December 31, 2006 the Company has been invoiced and paid $890,000 on this contract which has been expensed as Research and Development costs.

During the first quarter of 2007 the company has be invoiced and paid an additional $700,000 on this contract and expects that its commitment to complete the development of the EncryptaKey technology to exceed $2,500,000.

Gain on Forgiveness of Debt

From time-to-time shareholders advance the Company its working capital needs. The balance at December 31, 2006 and 2005 was $0.00 and $95,942 respectively. Interest is accrued on these loans at a rate of 3% on an annual basis.

As of December 31, 2006 the Company recognized forgiveness of related party debt in a transaction that included the transfer of the Company’s assets. Forgiveness of debt amounted to $89,832.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is $325,687 as of December 31, 2006 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $860,646 The total valuation allowance is a comparable $325,687.

The provision for income taxes for the period ended December 31, 2006 and 2005 follows:

Year Ended December 31,	2006	2005
Deferred Tax Asset	$ 231,906	$ 19,216
Valuation Allowance	(231,906)	(19,216)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$ 0.00	$ 0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
2003	$152,649	2023
2003	186,296	2024
2004	87,334	2025
2005	1,054,117	2006
2006

Total	$1,480,396

NOTE 7.  COMMITMENTS AND CONTINGENCIES

On October 1, 2006 the Company entered into a consulting agreement with Owen Consulting, LLC to complete the development of the EncryptaKey Secure Communication Portal. The terms of the agreement require payment at the rate of $25.00 per hour actual hour incurred for research and development through September 30, 2007. The project currently involves the efforts of over 100 programmers and technicians. As of December 31, 2006 the Company has been invoiced and paid $890,000 on this contract.

During the first quarter of 2007 the company has be invoiced and paid an additional $700,000. The Company expects that its commitment to complete the development of the EncryptaKey technology to exceed $2,500,000.

NOTE 8.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 9. SUBSEQUENT EVENTS

On December 12, 2006, the Company issued 6,284,000 common shares in a private offering at $0.30 per share for $1,385,200 and $500,000 subscriptions receivable. The Company extended the closing of the offering to February 7, 2007 to allow for collection of funds and sale to additional investors resulting in the subsequent issue of an additional 616,664 shares at $0.30 and the collection of all outstanding subscription receivables related to this placement which will be reflected in the following quarterly financials.

During the period ended March 14, 2007 the Company has been invoiced and paid an additional $700,000 to Owen Consulting, LLC related to research and development hours incurred in the development of the EncryptaKey technology.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial  Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

On February 1, 2007, Gately & Associates, LLC (the “Former Accountant”) was dismissed as our accountant. We engaged Moore & Associates, Chtd. as our principal accountant’s effective February 1, 2007. The decision to change accountants was approved by our board of directors. We did not consult with Moore & Associates, Chtd. on any matters prior to retaining such firm as our principal accountants.

During our fiscal years ended December 31, 2004 and December 31, 2005 and through the interim period ended September 30, 2006, there were no disagreements with the Former Accountant on any matters concerning accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to the satisfaction of the Former Accountant would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such periods.

The Former Accountants’ audit report for our fiscal year ended December 31, 2004 and the audit report for our fiscal year ended December 31, 2005, did not contain any adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended December 31, 2004 and December 31, 2005 and through the interim period ended September 30, 2006, the Former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Kelly Owen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Kelly Owen	42	Chief Executive Officer, President, Chief Financial Officer, and Director
Francisco Schipperheijn	43	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Kelly Owen is a director and our sole officer, including our Chief Executive Officer and Chief Financial Officer. Mr. Owen is also the founder, principal and owner of both Owen Consulting, Inc. and Owen Consulting LLC, a Los Alamitos, California based consulting company specializing in information technology and has been its CEO since 2002. Key projects have included the development and installation of Secure ASP in the Netherlands, the development of the Value Point Gaming Portal, and the creation of the technology we acquired by reason of the Asset Purchase Agreement, commonly known as the EncryptaKey Secure Communication Portal. Previously, from 1999 to 2002, Mr. Owen was Director of Information Systems at ITS, an information technology consulting company based in Long Beach, California. His responsibilities included leading a department in determining efficient network infrastructure and application design, and designing and implementing a WAN for the delivery of customers’ nationwide mission critical applications.

Francisco Schipperheijn served as our Chief Executive Officer from August 15, 2003 to September 28, 2006 and continues to serve as one of our Directors. Mr. Schipperheijn is the founder of Internet Service Brokers, Inc., a company that designed custom web sites and built Canada’s first online backup utility Backup 2000, later renamed Backup Manager. He has experience in technology development that includes the development of a UNIX based POS distribution software system that involved the development of a music database called Multimedia Service Brokers Database (MSBD) representing the US, Canadian, Australian, German, UK and Japanese major and Independent Record labels.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Kelly Owen Chief Executive Officer, President, Chief Financial Officer, and Director	1	1	0
Francisco Schipperheijn	0	0	0

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and filed with the SEC on March 10, 2006.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Owen (1) CEO & CFO	2006 2005	n/a	- n/a	- n/a	- n/a	- n/a	- n/a	60,000 n/a	- n/a
Francisco Schipperheijn Former CEO & CFO (2)	2006 2005	- 3,160	- -	- -	- -	- -	- -	- -	- 3,160

(1)
Mr. Owen was appointed to serve as our Chief Executive Officer Chief Financial Officer on September 28, 2006. The information provided in the summary compensation table includes all compensation paid to Mr. Owen for the full fiscal year ended December 31, 2006.

(2)
 Mr. Schipperheijn resigned as our Chief Executive Officer and Chief Financial Officer on September 28, 2006. The information provided in the summary compensation table includes all compensation paid to Mr. Schipperheijn for the full fiscal years ended December 31, 2006 and 2005.

Narrative Disclosure to the Summary Compensation Table

Except as disclosed below, we did not compensate our executive officers for services rendered during the fiscal year ended December 31, 2006 or 2005.

The amounts disclosed as “All Other Compensation” relate to consulting fees earned by our executive officers for the periods indicated.

On October 1, 2006, we entered into a Consulting Agreement with Owen Consulting, LLC, an entity owned and controlled by our director and sole officer, Mr. Kelly Owen to provide consulting services to us, primarily related to the development of our EncryptaKey technology and to run our operations. The Consulting Agreement is effective for a period of one year commencing October 1, 2006 and we have a right to cancellation anytime upon thirty (30) days written notice. Under the terms of the Consulting Agreement, Owen Consulting, LLC, is compensated for services rendered to us at a rate of $25 per hour. The total compensation paid to Owen Consulting, LLC, during the fiscal year ended December 31, 2006 was $890,000; approximately $20,000 per month of which went to Mr. Owen directly. This compensation is included in the summary compensation table above in “All Other Compensation.”

In addition, on September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, pursuant to which we acquired technology called the “EncryptaKey Secure Communication Portal” as described in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. The aggregate fair value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “All Other Compensation.”

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Stock and Option Awards
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kelly Owen	-	-	-	-	-	-	-	-	-
Francisco Schipperheijn	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly Owen	-	-	-	-	-	-(1)	-
Francisco Schipperheijn	-	-	-	-	-	-	-

(1) See description of Summary Compensation to Mr. Owen as an officer, above. Mr. Owen did not receive any additional compensation as a director of the company.

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

There were no fees or cash or stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The following table sets forth, as of March 23, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 50,906,784 shares of common stock issued and outstanding on March 23, 2007. Except as otherwise indicated, the address of each person named in this table is c/o EncryptaKey, Inc., 10805 Holder Street, Suite 210, Cypress CA, 90630.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Kelly Owen	6,136,120 shares	12%
Common	Francisco Schipperheijn	28,330,000 shares	56%
Total of All Directors and Executive Officers:		34,466,120 shares	68%
More Than 5% Beneficial Owners: None

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the EncryptaKey Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. Owen Consulting LLC is wholly owned and controlled by Mr. Owen.

On October 1, 2006, we entered into a Consulting Agreement with Owen Consulting, LLC, an entity owned and controlled by our director and sole officer, Mr. Kelly Owen to provide consulting services to us, primarily related to the development of our EncryptaKey technology and to run our operations. The Consulting Agreement is effective for a period of one year commencing October 1, 2006 and we have a right to cancellation anytime upon thirty (30) days written notice. Under the terms of the Consulting Agreement, Owen Consulting, LLC, is compensated for services rendered to us at a rate of $25 per hour. The total compensation paid to Owen Consulting, LLC, during the fiscal year ended December 31, 2006 was $890,000.

After the end of the reporting period, on February 5, 2007, we entered into an Asset Purchase Agreement with Owen Consulting Inc., a Nevada Corporation. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in server hardware and software in exchange for 636,120 shares of our restricted common stock. Owen Consulting, Inc. is wholly owned and controlled by Mr. Owen.

13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended March 12, 2007
3.2	By-laws, as amended (1)
10.1	Asset Purchase Agreement with Owen Consulting, LLC, dated September 28, 2006 (1)
10.2	Consulting Agreement with Owen Consulting, Inc. dated October 1, 2006.
10.3	Asset Purchase Agreement with Owen Consulting, Inc. dated February 5, 2007 (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current report on Form 8-K filed on October 4, 2006.
(2)	Incorporated by reference to Current report on Form 8-K filed on February 9, 2007.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $1,500 and $3,250 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EncryptaKey, Inc.

By: /s/ Kelly Owen
    Kelly Owen
    Chief Executive Officer,
    Chief Financial Officer and Director
    April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Kelly Owen
    Kelly Owen
    Director

    April 16, 2007