Form 10-Q
period 2007-03-31
EncryptaKey, Inc.
filed 2007-06-27
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-31361

EncryptaKey, Inc
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10805 Holder Street Suite 210, Cypress, CA 90630
(Address of principal executive offices)

714-821-8093
(Issuer’s telephone number)
Futomic Industries, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,906,784 common shares as of March 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Table of Conents

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2007;
F-2	Statements of Operations for the three months ended March 31, 2007 and 2006;
F-3	Statements of Cash Flows for the three months ended March 31, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

Table of Conents

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Balance Sheet
		March 31, 2007 (Unaudited)	December 31, 2006

	ASSETS

Current Assets
Cash		$264,377	$186,554
Security Deposits		-	-
Total Current Assets		264,377	186,554

Fixed Assets
Furniture and Equipment - Net		257,090	60,674
Invisidesk Portal - Net		550	550

Total Long Term Assets		257,640	61,224

Total Assets		$ 522,017	$ 247,778

	LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Notes Payable		$310,000	$-
Accrued Expenses		-	-

Total Liabilities		310,000	-

Stockholders' Equity

Preferred Stock, authorized 20,000,000 shares, par value $0.0001, no preferred stock is outstanding		-	-

Common Stock, authorized 100,000,000 shares, par value $0.0001, issued and outstanding on March 31, 2007 and December 31, 2006 is 51,228,450 and 49,859,000 shares respectively		5,124	4,986

Paid in Capital		2,633,887	2,223,189

Subscriptions Receivable		-	(500,000)

Accumulated Deficit During Development Stage		(2,426,994)	(1,480,397)

Total Stockholders' Equity		212,017	247,778

Total Liabilities and Stockholders' Equity		$522,017	$247,778

The accompanying notes are an integral part of these statements

Table of Conents

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Operation

	Three Months Ended March 31,		June 24, 2003 (Inception) to March 31,
	2007	2006	2006

Operating Expenses
General and Administrative	$93,026	$3,869	$426,000
Interest Expense	-	-	3,523
Advertising and Promotion	50,222	-	180,183
Research and Development	700,000	-	1,766,327
Professional Fees	103,349	-	137,349

Total Expenses	946,597	3,869	2,513,382

Net (Loss) before Extraordinary Items	(946,597)	(3,869)	(2,513,382)

Extraordinary Items
Gain on Forgiveness of Debt	-	-	89,832
Interest Income	-	-	44

Net Income/(Loss)	$(946,597)	$(3,869)	$(2,423,506)

Basic and Diluted
(Loss) per Share	$(0.02)	$(0.00)

Weighted Average
Number of Shares	39,818,551	7,615,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

Table of Conents

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Cash Flow

	Three Months Ended March 31,		June 24, 2003 (Inception) to March 31,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	$(946,597)	$(3,869)	$(2,423,506)

Significant Non-Cash Transactions
Stock Issued to founders	-	-	3,002
Adjustment for reverse acqusition	-	-	117,630
Stock issued to purchase asset	190,856	-	191,406
Depreciation	3,487	435	5,280
Changes in Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	-
Increase/(Decrease) in Accounts Payable	-	2,886	-
Increase/(Decrease) in Accrued Liabilities	-	-	-
Increase/(Decrease) in Wages Payable	-	(3,000)	-

Net Cash (Used) by Operating Activities	(752,254)	(3,548)	(2,106,188)

Investment Activities
Purchase of Invisidesk Portal	-	-	(550)
Equipment Purchase	(199,903)	-	(265,858)

Cash Used by Investment Activities	(199,903)	-	(266,408)

Financing Activities
Net Proceeds from loans - Related Parties	310,000	(27,009)	310,000
Purchase of Treasury Stock	-	-	(43,207)
Proceeds from sale of Common Stock	719,980	-	2,370,180

Cash Provided by Financing Activities	1,029,980	(27,009)	2,636,973

Net Increase/(Decrease) in Cash	77,823	(30,557)	264,377

Cash, Beginning of Period	186,554	30,665	-

Cash, End of Period	$264,377	$108	$264,377

Supplemental Information:
Interest Paid	$-	$-	$3,523
Income Taxes Paid	$-	$-	$-

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
4. The Company issued 636,120 common shares valued at $190,836 to acquire assets.

The accompanying notes are an integral part of these statements

Table of Conents

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(March 31, 2007 and December 31, 2006)

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

Table of Conents

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	31-Mar-2007	2005
Numerators for Basic and Diluted EPS Net income/(loss) to common shareholders	($946,597)	($1,054,117)

Denominators for Basic and Diluted EPS Weighted average of shares outstanding	50,726,318	39,818,55

Basic and DilutedEarnings/(Loss) Per Share	($0.02)	($0.00)

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

Table of Conents

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company is in its development stage and has never generated revenues. The Company has accumulated a loss of $2,423,506 during its development stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management has successfully raised $2,105,200 in a private offering that closed on February 7, 2007. The Company continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

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

Table of Conents

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

During 2007, the Company issued 1,369,450 common shares in the following transactions:

•	On February 7, 2007 the Company issued 733,330 common shares in a private offering at $0.30 per share for $220,000 and received cash on outstanding subscription receivable in the amount of $500,000.

•	On February 7, 2007 the Company issued 636,120 common shares at $0.30 per share to purchase fixed assets valued at $190,836.

Table of Conents

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

Table of Conents

The provision for income taxes for the period ended December 31, 2006 and 2005 follows:

Year Ended December 31,	2006	2005
Deferred Tax Asset	$231,906	$19,216
Valuation Allowance	(231,906)	(19,216)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$ 0.00	$ 0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
2003	$152,649	2023
2004	186,296	2024
2005	87,334	2025
2006	1,054,117	2006

Total	$1,480,396

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

NOTE 8.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Table of Conents

Statement No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Table of Conents

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Business Development

We were incorporated in the State of New Jersey on April 6, 2000 under the name “Segway VI Corp.” On August 13, 2003, we changed our name to 3DLP International Inc. In June of 2004, we changed our name to Futomic Industries, Inc. and subsequently filed Articles of Amendment with the State of New Jersey formally implementing that name change on October 15, 2005. On February 19, 2007, our Board of Directors unanimously resolved to amend our articles of incorporation to change our name to EncryptaKey, Inc. Subsequently, a majority of our shareholders, acting by written consent, consented to the name change and the amendment to our articles of incorporation necessary to effect that change. Under our articles and bylaws, no other approvals are necessary or required. On February 22, 2007 we filed a Form DEF 14C with the SEC effecting the above actions. On March 13, 2007 we filed a Certificate of Amendment to our Articles of Incorporation with the Division of Revenue of the State of New Jersey effecting the name change.

Table of Conents

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

On October 1, 2006, we retained Owen Consulting, LLC, to develop the EncryptaKey technology into a marketable product. We paid Owen Consulting $890,000 during 2006 and $700,000 during the three month period ended March 31, 2007 pursuant to this contract.

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

On February 19, 2007, our Board of Directors unanimously resolved to amend our articles of incorporation to change our name to EncryptaKey, Inc. Subsequently, a majority of our shareholders, acting by written consent, consented to the name change and the amendment to our

Table of Conents

articles of incorporation necessary to effect that change. Under our articles and bylaws, no other approvals are necessary or required. On February 22, 2007 we filed a Form DEF 14C with the SEC effecting the above actions. On March 13, 2007 we filed a Certificate of Amendment to our Articles of Incorporation with the Division of Revenue of the State of New Jersey effecting the name change.

Description of Business and Plan of Operation

Our objective for our new technology is to have our first anticipated hardware product, which we have preliminarily called “EncryptaKey,” function so as to allow a user to (1) manage his finances, (2) shop online, and (3) access his home or work computer remotely and securely. The EncryptaKey hardware device is presently in the development stage only and many significant technical and financial challenges remain before we anticipate being able to deliver a viable product to market. We anticipate that, provided we are successful in raising the funding necessary to do so, we will be able to finalize all functions of the system and test-market working prototypes by the end of 2007. It is our plan that, when development is complete, the EncryptaKey hardware will utilize biometric data to secure personal and financial information.

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

Table of Conents

Our plan is to partner with financial institutions and online retailers who will adapt their current systems to recognize users authenticated with an EncryptaKey. We believe that they will do so because of the ability of EncryptaKey, as designed, to reduce fraudulent transactions in general, and particularly those based on identity theft. There can be no assurance, however, that we will be successful in convincing financial institutions and online retailers to allow their online transaction systems to work with EncryptaKey.

In addition to providing secure transactions for online financial and retail transactions, we also intend for EncryptaKey to allow a user to securely access home or work computers over the internet as an alternative to storing sensitive information on a portable laptop. We believe that secure remote access features will appeal to our target customers because the ability to remotely access home and work computers greatly reduces the security risks associated with the potential for having a laptop containing sensitive information on the internal hard drive lost or stolen while traveling. Because sensitive information will no longer need to be kept on the laptop in order for EncryptaKey users to have access to the information, there is no security risk if the laptop is lost or stolen. Users can remotely and securely access their computers either from laptops or public terminals. No information ever resides on the hard drive of the laptop or terminal, nor is it transmitted over the internet. Therefore, it cannot be intercepted or mined later.

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

Our long term goal with our technology is to have a system in widespread use that will allow a user, when paying for merchandise at a retail counter, to pull out his EncryptaKey instead of reaching for a credit card. We believe such a use has considerable potential because, whereas credit cards can be lost or stolen and used by others to run up charges, EncryptaKey cannot be used by anyone but the primary user because of the built in biometric security features. In order to pay for merchandise, a user would place his or her thumb on the thumb pad of the EncryptaKey. The EncryptaKey would read and verify that the thumb print matches the one on file for the registered user. This unlocks the EncryptaKey and allows the user to select which credit or debit card he wishes to use in order to pay for the merchandise, just as if the user was sitting at his or her desktop computer making an online purchase. The user will then press a transmit button while holding the EncryptaKey near the sensor pad of an Automated Teller Machine or Wireless POS Terminal. The EncryptaKey’s low power active RFID transmitter then transmits the requisite information to confirm payment with the merchant and the bank. We have not yet designed or built, even in the prototype phase, the hardware devices and supporting software systems that would allow EncryptaKey to be used in POS transactions. There can be no assurance that we will be able to do so or that we would be able to convince any retail or financial institutions to adopt such systems.

Table of Conents

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

We presently lack the funds necessary to complete our business plan. During the 4th Quarter of 2006, we raised $1,135,200 through an ongoing private placement of our common stock. Also during the 4th Quarter, we spent approximately $845,000 of those funds on operations related to the development of the Encryptakey technology. During the three month period ended March 31, 2007, we raised an additional $969,985.20 in that same private placement, which closed February 7, 2007. During the three month period ended March 31, 2007, we spent approximately $700,000 on operations related to the development of the Encryptakey technology. Despite this additional capital, we will need to raise additional funds over the next twelve months, through borrowing or through sales of securities, in order to continue to pursue our business plan in 2007.

We currently have forecasted the expenditure of approximately $3,600,000 during the next twelve months in order to further develop the EncryptaKey technology, for sales and marketing, for general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current products.

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

Table of Conents

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

Results of Operations for the three months ended March 31, 2007 and 2006

We did not earn any revenue for the three month period ended March 31, 2007, nor did we earn any revenue for the three month period ended March 31, 2006.

We incurred expenses in the amount of $946,597 for the three month period ended March 31, 2007, compared to $3,869 for the same period the prior year. The increase in expenses can be attributed to changing our business strategy to the acquisition and development of our EncryptaKey technology since the end of the three month period ended March 31, 2006. The main component of our expenses for the three month period ended March 31, 2007 was Research and Development Costs in the amount of $700,000. Our other expenses were attributable to developing and marketing the EncryptaKey technology, and providing general and administrative support for the business.

Liquidity and Capital Resources

As of March 31, 2007, we had current assets in the amount of $264,377 and $0 in current liabilities, resulting in working capital in the amount of $264,377. As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

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

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Table of Conents

Going Concern

We have incurred an accumulated total net loss of $3,459,979 or the period from inception (June 24, 2003) through March 31, 2007 and are not presently generating any revenue. We do not anticipate generating any revenue in 2007. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally, achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Table of Conents

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

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

Table of Conents

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

Table of Conents

specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kelly Owen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

Table of Conents

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

On December 13, 2006 we filed a Form 8-K announcing the close of an unregistered private placement of 6,284,000 shares of our common stock at $0.30 for total gross proceeds of $1,885,200. We were unable to collect all payments by the January 15, 2007 deadline and decided it was in the best interest of the Company to extend the offering to allow for additional interested investors to submit subscription agreements and payments until February 7, 2007.

On February 7, 2007, we closed the unregistered private placement of 6,900,664 shares of our common stock at $0.30 per share for total gross proceeds of $2,070,185.70. All subscription agreements and funds have been received and approved.

Shares in this offering were sold by directors, officers and employees of the Company without commissions or other compensation.

In making this offering, we relied on the exemptions provided by Section 4(2) of the United States Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D Promulgated thereunder. The Units were offered only to institutional or other investors who are “accredited investors” (as defined under Rule 501(a) of Regulation D under the Securities Act). Investors represented in writing that they were given adequate information about us to make an informed investment decision and that they have had an opportunity to ask questions of and receive answers from representatives of our Company with respect to our Company and its business, the shares and the offering. Investors were also required to represent that they are accredited investors and have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in the shares and that they are able to withstand a complete loss of their investment. Investors were also required to represent that they were acquiring the shares for investment only and not with a view towards distribution. The shares, when issued, will be subject to restrictions on transferability and may not be resold or otherwise transferred unless the sales or transfers have been registered, or are exempt from registration, under the Securities Act and applicable state laws. We did not engage in any general solicitation or advertising.

Table of Conents

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Except as described below, no matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

On February 19, 2007, our Board of Directors unanimously resolved to amend our articles of incorporation to change our name to EncryptaKey, Inc. Subsequently, a majority of our shareholders, acting by written consent, consented to the name change and the amendment to our articles of incorporation necessary to effect that change. Under our articles and bylaws, no other approvals are necessary or required. On February 22, 2007 we filed a Form DEF 14C with the SEC effecting the above actions. On March 13, 2007 we filed a Certificate of Amendment to our Articles of Incorporation with the Division of Revenue of the State of New Jersey effecting the name change.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Consulting Agreement with Owen Consulting, Inc. dated October 1, 2006.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Conents

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EncryptaKey, Inc

Date:	June 25, 2007

By: /s/ Kelly Owen Kelly Owen Title: Chief Executive Officer and Director