Form 10QSB
period 2007-06-30
EncryptaKey, Inc.
filed 2007-10-15
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,228,450 common shares as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2007;
F-2	Statements of Operations for the six months ended June 30, 2007 and 2006;
F-3	Statements of Cash Flows for the six months ended June 30, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets
Cash	$17,518	$186,554
Employee Loan	3,697	-
Security Deposits	-	-
Total Current Assets	21,215	186,554

Long-Term Assets
Furniture and Equipment - Net	307,404	60,674

Intangible Assets	509	550
Invisidesk Portal - Net
Total Long Term Assets	307,913	61,224

Total Assets	$329,128	$247,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$204,321	$-
Notes Payable - Shareholders	1,104,965	-
Accrued Expenses	-	-

Total Liabilities	1,309,286	-

Stockholders' Equity
Preferred Stock, authorized 20,000,000 shares, par value $0.0001, no preferred stock is outstanding	-	-

Common Stock, authorized
100,000,000 shares, par value $0.0001, issued and outstanding on June 30, 2007 and December 31, 2006 is 51,228,450 and 49,859,000 shares respectively	5,124	4,986

Paid in Capital	2,633,887	2,223,189

Subscriptions Receivable	-	(500,000

Accumulated Deficit During
Development Stage	(3,619,169)	(1,480,397)

Total Stockholders' Equity	(980,158)	247,778

Total Liabilities and Stockholders' Equity	$329,128	$247,778

The accompanying notes are an integral part of these statements

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Operation

	Six Months Ended June 30,		June 24, 2003 (Inception) to June 30,
	2006	2007	2007
Operating Expenses
General and Administrative	$351,505	$3,869	$687,926
Interest Expense	1,106	-	4,629
Advertising and Promotion	127,651	-	257,612
Research and Development	1,356,000	-	2,422,327
Professional Fees	302,510	-	336,510

Total Expenses	2,138,772	3,869	3,709,004

Net (Loss) before Extraordinary Items	(2,138,772)	(3,869)	(3,709,004)

Extraordinary Items
Gain on Forgiveness of Debt	-	-	89,832
Interest Income	-	-	44

Net Income/(Loss)	$(2,138,772)	$(3,869)	$(3,619,128)

Basic and Diluted
(Loss) per Share	$(0.04)	$(0.00)

Weighted Average
Number of Shares	50,978,771	7,615,000

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Cash Flow

	Six Months Ended June 30,		June 24, 2003 (Inception) to June 30,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	$(2,138,772)	$(3,869)	$(3,619,128)

Significant Non-Cash Transactions
Stock Issued to founders	-	-	3,002
Adjustment for reverse acqusition	-	-	117,630
Stock issued to purchase asset	190,856	-	191,386
Depreciation and Amortization	7,334	435	7,293
Changes in Assets and Liabilities
(Increase)/Decrease in Deposits	-	-	-
(Increase)/Decrease in Employee Loans	(3,697)	-	(3,697)
Increase/(Decrease) in Accounts Payable	204,321	2,886	204,321
Increase/(Decrease) in Accrued Liabilities	-	-	-
Increase/(Decrease) in Wages Payable	-	(3,000)	-

Net Cash (Used) by Operating Activities	(1,739,958)	(3,548)	(3,099,193)

Investment Activities
Purchase of Invisidesk Portal	-	-	(550)
Equipment Purchase	(254,023)	-	(314,697)

Cash Used by Investment Activities	(254,023)	-	(315,247)

Financing Activities
Net Proceeds from loans - Related Parties	1,104,965	(27,009)	1,104,965
Purchase of Treasury Stock	-	-	(43,207)
Proceeds from sale of Common Stock	719,980	-	2,370,200

Cash Provided by Financing Activities	1,824,945	(27,009)	3,431,958

Net Increase/(Decrease) in Cash	(169,036)	(30,557)	17,518

Cash, Beginning of Period	186,554	30,665	-

Cash, End of Period	$17,518	$108	$17,518

Supplemental Information:
Interest Paid	$1,106	$-	$3,523
Income Taxes Paid	$-	$-	$-

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
(June 30, 2007 and December 31, 2006)

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	30-June-2007	2005
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($2,138,731)	($1,054,117)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	50,978,771	39,818,55

Basic and Diluted Earnings/(Loss) Per Share	($0.04)	($0.00)

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

Managements Plan

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

•
On August 15, 2003 the Company issued 56,855,000 common shares to execute the acquisition of Selectrics Corporation in a one for one share exchange for a value of $121,882. This acquisition was recorded as a reverse merger with Selectrics the surviving historical accounting company. Accordingly the equity and accumulated deficit are adjusted to reflect Seletrics history.

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

During the first six months of 2007 the company has be invoiced and paid an additional $1,532,327 on this contract and expects that its commitment to complete the development of the EncryptaKey technology to exceed $2,500,000.

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

Contingency

On September 20, 2006, an Officer of the Company entered into a settlement agreement with an individual who was to be employed with the company as the result of a planned merger that was cancelled. The settlement agreement stipulates the issue of 4,000,000 common shares in settlement of all outstanding issues between the parties involved which includes the Company. The Officer of the Company has agreed to transfer shares from is personal holdings in settlement of this contingency.

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

The provision for income taxes for the period ended December 31, 2006 and 2005 follows:

Year Ended December 31,  2006 2005
Deferred Tax Asset $231,906$19,216
Valuation Allowance (231,906)(19,216)
Current Taxes Payable 0.00  0.00
Income Tax Expense$ 0.00 $ 0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

YearAmountExpiration
2003$152,6492023
2004 186,2962024
200587,3342025
2006 1,054,1172026

Total$1,480,396

NOTE 7.  NOTES PAYABLE - SHAREHOLDERS

During the six months ended June 30, 2007 the Company has received a total of $1,104,965 in loans from a company shareholder. The Note is a demand note and carries a 10% interest.

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

Our current business plan is focused upon the research, development, manufacture and sale of the biometric security technology we acquired from Owen Consulting, LLC, an entity owned and controlled by our current CEO and director, Kelly Owen. On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired technology called the “EncryptaKey Secure Communication Portal” as described in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. Our business plan is focused upon the development of sophisticated biometric devices that use the EncryptaKey technology.

On October 1, 2006, we retained Owen Consulting, LLC, to develop the EncryptaKey technology into a marketable product. We paid Owen Consulting $890,000 during 2006, $700,000 during the three month period ended March 31, 2007 and a total of $1,356,000 during the six month period ending June 30, 2007 pursuant to this contract. Owen Consulting, LLC, in turn, paid $853,380 in 2006, $700,000 in the three month period ended March 31, 2007 and a total of $1,356,000 during the six month period ending June 30, 2007, to a single subcontractor in connection with development efforts on our primary product. As of June 30, 2007, we do not owe Owen Consulting any monies.

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

We believe that EncryptaKey offers the first solution to bridge both the virtual, or online digital world and the in person, point of transaction world and serve both equally well in addressing the large number of security issues plaguing financial services institutions retailers, healthcare organizations and corporate enterprises alike. According to a Gartner study released March 6, 2007, from mid-2005 until mid-2006, about 15 million Americans were victims of fraud that stemmed from identity theft, an increase of more than 50 percent from the estimated 9.9 million in 2003. The research firm found that identity theft victims are losing more money and getting less of it back. The average loss of funds in a case of identity theft was $3,257 in 2006, up from $1,408 in 2005. Additionally, the average loss in the opening of a fraudulent new account has more than doubled over that time, from $2,678 to $5,962. According to Gartner, identity theft victims are also recovering less of the lost cash. In 2005, an average of 87 percent of funds was recovered; in 2006, that had dropped to 61 percent. Finally, as reported at Consumeraffairrs.com, the Federal Trade Commission reports the 2006 total identity fraud losses reported to the FTC topped $1.1 billion, with the median money individual loss placed at $500. We believe that EncryptaKey technology has the potential to become a cost effective means for businesses and consumers to reduce these losses.

As presently designed, a production version of the EncryptaKey hardware device will be approximately the size of a larger USB “Thumb Drive” (4” x 1” x .25”) and will contain both a pad which will read and verify a user’s thumbprint and an active RFID transmitter which can only be activated by the user. Inside the physical casing will be a 1 Gigabyte flash drive that will hold user data as well as the proprietary operating system. This flash drive will be partitioned so that the data is kept separate from the operating system. The system is designed so that, should anyone attempt to physically access the flash drive, the memory is immediately and completely erased. Further, attempts to hack the data from a lost or stolen EncryptaKey will be fruitless as the user’s fingerprint is required to replicate the unique access code.

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

We presently lack the funds necessary to complete our business plan. During the six month period ended June 30, 2007, we raised $2,105,200 in a private placement, which closed February 7, 2007. During the six month period ended June 30, 2007, we spent approximately $2,138,772 on operations related to the development of the Encryptakey technology. Despite this additional capital, we will need to raise additional funds over the next twelve months, through borrowing or through sales of securities, in order to continue to pursue our business plan in 2007.

Since acquiring the EncryptaKey technology in September 2006 and through June 30, 2007, we have spent over two million dollars on its development. We currently have forecasted the expenditure of an additional approximately $2,500,000 during the next twelve months in order to further develop the EncryptaKey technology, for sales and marketing, for general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current products.

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

Results of Operations for the six months ended June 30, 2007 and 2006

We did not earn any revenue for the six month periods ended June 30, 2007, nor did we earn any revenue for the six month period ended June 30, 2006.

We incurred expenses in the amount of $2,138,772 for the six month period ended June 30, 2007, compared to $3,869 for the same six month period in 2006. The increase in expenses can be attributed to changing our business strategy to the acquisition and development of our EncryptaKey technology, which we acquired September 28, 2006. The main component of our expenses for the six month period ended June 30, 2007 was Research and Development Costs in the amounts of $1,356,000 and $0 for the six months ended June 30, 2007 for a total of $2,422,327 since our inception. Our remaining expenses were primarily attributable to developing and marketing the EncryptaKey technology, and providing general and administrative support for the business.

Liquidity and Capital Resources

As of June 30, 2007, we had current assets in the amount of $329,128 and $1,309,286 in current liabilities, resulting in a working capital deficit in the amount of $980,158. As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

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

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $3,619,128 for the period from inception (June 24, 2003) through June 30, 2007 and are not presently generating any revenue. We do not anticipate generating any meaningful revenue in 2007. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally, achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line basis over their useful lives. Office Equipment is depreciated over five years.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kelly Owen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

EncryptaKey, Inc

Date:	October 12, 2007

By: /s/ Kelly Owen Kelly Owen Title: Chief Executive Officer and Director