Form 10QSB
period 2007-09-30
EncryptaKey, Inc.
filed 2007-11-14
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,023,450 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of September 30, 2007;

F-2	Statements of Operations for the nine month periods ended September 30, 2007 and 2006, and for the period from June 24, 2003 (Inception) to September 30, 2007;

F-3	Statements of Stockholders Equity for the period from June 24, 2003 (Inception) to September 30, 2007;

F-4	Statements of Cash Flow for the nine month periods ended September 30, 2007 and 2006, and for the period from June 24, 2003 (Inception) to September 30, 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets
Cash	$2,647	$186,554
Employee Loan	3,897	-
Security Deposits	-	-
Total Current Assets	6,544	186,554

Long-Term Assets
Furniture and Equipment - Net	298,223	60,674
Intangible Assets
Invisidesk Portal - Net	495	550

Total Long Term Assets	298,718	61,224

Total Assets	$305,262	$247,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$288,919	$-
Notes Payable - Shareholders	1,204,950	-
Accrued Expenses	-	-

Total Liabilities	1,493,869	-

Stockholders' Equity

Preferred Stock, authorized 20,000,000 shares, par value $0.0001, no preferred stock is outstanding	-	-

Common Stock, authorized 100,000,000 shares, par value $0.0001, issued and outstanding on September 30, 2007 and December 31, 2006 is 51,228,450 and 49,859,000 shares respectively	5,124	4,986

Paid in Capital	2,633,887	2,223,189

Subscriptions Receivable	-	(500,000)

Accumulated Deficit During
Development Stage	(3,827,618)	(1,480,397)

Total Stockholders' Equity	(1,188,607)	247,778

Total Liabilities and Stockholders' Equity	$305,262	$247,778
The accompanying notes are an integral part of these statements

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Operation

	Nine Months Ended September 30,		June 24, 2003 (Inception) to September 30,
	2007	2006	2007

Operating Expenses
General and Administrative	$425,984	$6,297	$762,446
Interest Expense	10,033	-	13,556
Advertising and Promotion	161,129	-	291,090
Research and Development	1,441,000	-	2,507,327
Professional Fees	309,075	-	343,075

Total Expenses	2,347,221	6,297	3,917,494

Net (Loss) before Extraordinary Items	(2,347,221)	(6,297)	(3,917,494)

Extraordinary Items
Gain on Forgiveness of Debt	-	88,982	89,832
Interest Income	-	-	44

Net Income/(Loss)	$(2,347,221)	$82,685	$(3,827,618)

Basic and Diluted
(Loss) per Share	$(0.05)	$0.00

Weighted Average
Number of Shares	50,978,771	39,450,000

a = Less than ($0.01) per share
The accompanying notes are an integral part of these statements

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity

From June 24, 2003 (inception) to September 30, 2007

	Issue Date	Price Per Share	Common Stock Shares Amount		Paid in Captial	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Equity
Balance at inception, June 24, 2003			25,000,000	$2,500	$502	$-	$(4,502)	$(1,500)

Adjustment effected in reverse acqusition	15-Aug-03	$0.002	56,855,000	5,686	111,944		4,502	122,132

Net (Loss)							(152,649)	(152,649)

Balance, December 31, 2003			81,855,000	8,186	112,446	-	(152,649)	(32,017)

Common shares issued for cash	15-Mar-04	$0.04	375,000	38	14,962			15,000
Common shares issued for cash	15-Jul-04	$0.10	2,500,000	250	249,750			250,000

Net (Loss)							(186,297)	(186,297)

Balance, December 31, 2004			84,730,000	8,474	377,158	-	(338,946)	46,686

Common shares re-purchased by the
Company and retired	01-Jan-05	$0.001	(46,655,000)	(4,666)	(38,541)			(43,207)

Net (Loss)							(87,334)	(87,334)

Balance, December 31, 2005			38,075,000	3,808	338,617	-	(426,280)	(83,855)

Common shares issued for purchase
of technology	28-Sep-06	$0.0001	5,500,000	550				550

Common shares issued for cash	12-Dec-06	$0.30	6,284,000	628	1,884,572	(500,000)		1,385,200

Net (Loss)							(1,054,117)	(1,054,117)

Balance, December 31, 2006			49,859,000	4,986	2,223,189	(500,000)	(1,480,397)	247,778

Cash received on subscriptions						500,000		500,000

Common shares issued for cash	07-Feb-07	$0.30	733,330	74	219,926			220,000

Common shares issued to purchase assets	07-Feb-07	$0.30	636,120	64	190,772			190,836

Net (Loss)							(2,347,221)	(2,347,221)

Balance, September 30, 2007			51,228,450	$5,124	$2,633,887	$-	$(3,827,618)	$(1,188,607)

On August 7, 2006 the Company exercised a 5:1 forward stock split that has been retroactively applied to this schedule thereby increasing the number of shares issued and decreasing the price per share.

The accompanying notes are an integral part of these statements

Encryptakey, Inc.
formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of  Cash Flow

	Nine Months Ended September 30,		June 24, 2003 (Inception) to September 30,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	$(2,347,221)	$82,685	$(3,827,618)

Significant Non-Cash Transactions
Stock Issued to founders	-	-	3,002
Adjustment for reverse acqusition	-	-	117,630
Stock issued to purchase asset	190,836	-	191,386
Foreigh currency translation adjustment		319
Depreciation and Amortization	16,529	1,070	16,529
Changes in Assets and Liabilities
(Increase)/Decrease in Employee Loans	(3,897)	-	(3,897)
Increase/(Decrease) in Accounts Payable	288,919	(2,775)	288,919
Increase/(Decrease) in Wages Payable	-	(18,711)	-

Net Cash (Used) by Operating Activities	(1,854,834)	62,588	(3,214,049)

Investment Activities
Purchase of Invisidesk Portal	-	-	(550)
Equipment Purchase	(254,023)	2,688	(314,697)

Cash Used by Investment Activities	(254,023)	2,688	(315,247)

Financing Activities
Net Proceeds from loans - Related Parties	1,204,950	(95,941)	1,204,950
Purchase of Treasury Stock	-	-	(43,207)
Proceeds from sale of Common Stock	720,000	-	2,370,200

Cash Provided by Financing Activities	1,924,950	(95,9410	3,531,943

Net Increase/(Decrease) in Cash	(183,907)	(30,665)	2,647

Cash, Beginning of Period	186,554	30,665	-

Cash, End of Period	$2,647	$-	$2,647

Supplemental Information:
Interest Paid	$10,033	$-	$13,556
Income Taxes Paid	$-	$-	$-

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
The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(September 30, 2007 and December 31, 2006)

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

30-Sept-2007

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders ($2,347,221)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding50,978,771

Basic and Diluted Earnings/(Loss) Per Share($0.05)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company is in its development stage and has never generated revenues. The Company has accumulated a loss of $3,827,618 during its development stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

On October 1, 2006 the Company entered into an associated consulting agreement with Owen Consulting, LLC to complete the development of the EncryptaKey Secure Communication Portal. The terms of the agreement require payment at the rate of $25.00 per hour for actual hours incurred for research and development. The project involves the efforts of over 100 programmers and technicians. As of December 31, 2006 the Company has been invoiced and paid $1,066,327 on this contract which has been expensed as Research and Development costs.

During the first nine months of 2007 the company has invoiced and paid an additional $1,441,000 on this contract and expects that its commitment to complete the development of the EncryptaKey technology to exceed $2,500,000.

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

The provision for income taxes for the period ended December 31, 2006 and 2005 follows:

Year Ended December 31,	2006	2005
Deferred Tax Asset	$231,906	$19,216
Valuation Allowance	(231,906)	(19,216)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
2003	$152,649	2023
2004	186,296	2024
2005	87,334	2025
2006	1,054,117	2026

Total	$1,480,396

NOTE 7.  NOTES PAYABLE - SHAREHOLDERS

During the nine months ended September 30, 2007 the Company has received a total of $1,204,950 in loans from a company shareholder. The Note is a demand note and carries a 10% interest.

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

Business Overview

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

Plan of Operation in the Next 12 Months

Our business plan since September 2006 has been to develop our product, which we have preliminarily called “EncryptaKey,” so as to allow a user to (1) manage finances, (2) shop online, and (3) access home and work computers remotely and securely, utilizing biometric data and other features to secure personal and financial information.

It now appears very unlikely that we will continue our current line of business. We have exhausted our capital on operating expenses associated with developing our product and fulfilling our reporting obligations as a public company. Our efforts to obtain additional capital in order to complete the development of the EncryptaKey and bring it to market have been unsuccessful. Our management is now actively looking for other business opportunities for us to pursue.

Since inception, our business has not been profitable over any annual or quarterly period. As reflected in our annual report on Form 10KSB, we experienced a Net Loss of $1,054,117 for the year ended December 31, 2006. As reflected in this report, our Net Loss for the nine month period ending September 30, 2007, was $2,347,221, while our Net Income was $82,685 for the nine month period ending September 30, 2006. Our movement from Income to significant Net Loss is due to increased General and Administrative Expenses, Research and Development Expenses, and other expenses related to the acquisition and development of our EncryptaKey technology, which we acquired September 28, 2006. This progression into unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

Additionally, our Research and Development efforts have failed to yield a prototype of our product that incorporates biometric security features, which are integral to our product. During the nine month period ended September 30, 2007, we spent approximately $2,347,221 on operations related to the development and commercialization of the Encryptakey technology. We currently have forecasted the additional expenditure of approximately $2,500,000 during the next twelve months in order to further develop the EncryptaKey technology, for sales and marketing, for general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934.

We do not presently have any customers or contracts for sales or licensing of any product using the EncryptaKey technology, including the EncryptaKey hardware device presently under development. We presently lack the funds necessary to complete our current business plan relating to the EncryptaKey product and related technology, including the funds necessary to complete development.

For these reasons, it has become clear to management that our current business plan is no longer viable. Therefore, we are currently working to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, management is working to identify and acquire other business opportunities and is in active negotiations to acquire such an opportunity. No agreement to acquire such opportunity is in place, and there can be no assurance that our efforts to acquire such opportunity will be successful.

We can provide no assurance that we will be successful in acquiring another business opportunity due to our limited working capital. We anticipate that even if we were to successfully negotiate an agreement to acquire a new business opportunity, we may require additional financing in order to enable us to complete the transaction. However, we can provide no assurance that we will be able to obtain any financing. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds.

Results of Operations for the nine months ended September 30, 2007 and 2006

We did not earn any revenue for the three and nine month periods ended September 30, 2007, nor did we earn any revenue for the three and nine month periods ended September 30, 2006.

We incurred expenses in the amount of $2,347,221 for the nine month period ended September 30, 2007, compared to $6,297 for the same nine month period in 2006. For the nine month period ended September 30, 2007, our General and Administrative Expenses were $425,984, Interest Expense was $10,033, Advertising and Promotion expenses were $161,129, Research and Development Expenses were $1,441,000, and Professional Fees were $309,075. The increase in expenses can be attributed to changing our business strategy to the acquisition and development of our EncryptaKey technology, which we acquired September 28, 2006. The main component of our expenses for the nine month period ended September 30, 2007 was Research and Development Expenses. Our remaining expenses were primarily attributable to developing and marketing the EncryptaKey technology, and providing general and administrative support for the business.

Liquidity and Capital Resources

As of September 30, 2007, we had current assets in the amount of $6,544 and $1,493,869 in current liabilities, resulting in a working capital deficit in the amount of $1,487,325.

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

As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. We do not anticipate meeting the financing requirements of our current business plan. Thus, we are currently negotiating to acquire other business opportunities, unrelated to our current business operations. We anticipate that we will also need additional financing to acquire another business. If we are unable to obtain additional financing, our business plan and our ability to acquire another business and continue as a going concern will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations or any plan of operations until such time as the necessary funds are raised in the equity securities market.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

We are in our development stage and have never generated revenues. We have accumulated a loss of $3,827,618 during our development stage. This raises substantial doubt with our auditors regarding our ability to continue as a going concern.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the financial statements.

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

The adoption of these new Statements is not expected to have a material effect on the our current financial position, results or operations, or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Kelly Owen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

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

EncryptaKey, Inc

Date:	November 14, 2007

By: /s/ Kelly Owen Kelly Owen Title: Chief Executive Officer and Director