Form 10-K
period 2007-12-31
EncryptaKey, Inc.
filed 2008-07-30
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31361

ENCRYPTAKEY, INC.
(Exact name of registrant as specified in its charter)

State of New Jersey	22-3720628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman Avenue, Suite 500, Irvine, CA	92612
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code (949) 622-5433

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   ☒  Yes    ☐  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant:  Unavailable

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of July 23, 2008 was 99,006,784.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

 PART I

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “EncryptaKey, Inc.”,  “EncryptaKey”, “the Company”, “we”, “us”, and “our” refer to EncryptaKey, Inc.

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

Item 1. Description of Business

Business Development

We were incorporated in the State of New Jersey on April 6, 2000, under the name “Segway VI Corp.” On August 13, 2003, we changed our name to 3DLP International Inc. In June of 2004, we changed our name to Futomic Industries, Inc. and subsequently filed Articles of Amendment with the State of New Jersey formally implementing that name change on October 15, 2005.  On March 12, 2007, we amended our Articles of Incorporation changing our name to EncryptaKey, Inc.  Currently, we are in the process of amending our Articles of Incorporation to change our name to Priviam, Inc., which should be effective on or about July 30, 2008.

On July 26, 2008, shareholders holding a majority of the issued and outstanding shares of our common stock approved by written consent an amendment to our Certificate of Incorporation, changing our name to Priviam, Inc., increasing the authorized shares from 100,000,000 to number of authorized shares of common stock, par value $0.0001 per share, of the Company from 100,000,000 shares to 500,000,000 shares; and amending the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock of the Company at a ratio of one (1) for 3.25.  On July 12, 2008, we mailed shareholders who did not vote on the amendment an information statement describing the aforementioned events and are in the process of amending our Articles of Incorporation to effect these changes on July 31, 2008.

In June 2008, our Board appointed Louis Jack Musetti to act as our sole officer, serving as each of CEO, CFO, President, Secretary and Treasurer. Our Board believes that Mr. Musetti is best suited to develop products based on the EncryptaKey technology and to develop, market, and sell applications utilizing this technology to government, institutional, commercial, and individual consumers.

Previously, we were engaged in the research, development and distribution of various technologies including a 3D Adapter for the Sony Playstation II, and an incomplete 3D Laser projection system to display 3D images. On June 20, 2005, we sold our video game related technologies to SplitFish Gameware Inc. of Edmonton, Canada, a company owned by Mr. Ken Tetterington who was formerly our principal shareholder, officer and director. As a result of this transaction, we are no longer in the video game hardware business. The primary reason for exiting this business was to allow us to focus on our other business, the research and development of smart card technology related to the biometric security industry. However, we lacked the funding to pursue this line of business and were forced to delay it until we are able to acquire the necessary capital to proceed. At present, and for the foreseeable future, our smart card related security business plan remains on hold.

Our current business plan is focused upon the research, development, manufacture and sale of the biometric security technology we recently acquired from Owen Consulting, LLC, a California limited liability company. On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC. Pursuant to that agreement, we acquired technology called the “EncryptaKey Secure Communication Portal” as described in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. As a result of our acquisition of the EncryptaKey technology, we have changed the focus of our efforts in the security products business away from smart cards and towards more sophisticated biometric devices that use the EncryptaKey technology.

Business and Plan of Operation

Our objective for our new technology is to have our first anticipated hardware product, which we have preliminarily called “EncryptaKey,” function so as to allow a user to (1) manage his finances, (2) shop online, and (3) access his home or work computer remotely and securely. The EncryptaKey hardware device is presently in the development stage and many significant technical and financial challenges remain before we anticipate being able to deliver a viable product to market. It is our plan that, when development is complete, the hardware EncryptaKey will utilize biometric data to secure personal and financial information.

We believe that our EncryptaKey technology has the potential to effectively address a number of security issues plaguing financial institutions and individuals alike. Industry research suggests that identity fraud victimized 15 million adults in the United States during 2006, and resulted in $56.6 billion in losses for financial institutions and retailers in 2005, and endless frustration for consumers.

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

Our first product, the hardware EncryptaKey, is presently still under development. In order to develop our product, we anticipate that, provided we are successful in raising $1,500,000, we will be able to finalize all functions of the system and test-market working prototypes by 2009. There can be no assurance that we will successfully complete the design and testing of any products, including the EncryptaKey hardware device. We do not have any facilities or equipment capable of manufacturing the EncryptaKey in commercial quantities, nor do we have a contract with a third party manufacturer. There can be no assurance that we will be able to manufacture or contract for the manufacture of the EncryptaKey at a reasonable cost, or at all.

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

We presently lack the funds necessary to complete our business plan.  During the 4th Quarter of 2006, we raised $1,135,200 through a private placement of our common stock.  Also during the 4th Quarter, we spent approximately $845,000 of those funds on operations related to the development of the Encryptakey technology.  After the end of the reporting period, we raised an additional $834,985.  In total, we privately placed 6,900,664 shares of common stock at a purchase price of $0.30 per share for total cash proceeds of $2,070,185. Despite this additional capital, we will need to raise additional funds over the next twelve months, through borrowing or through sales of securities, in order to continue to pursue our business plan.

We currently have forecasted the expenditure of approximately $1.4 million during the next twelve months in order to further develop the EncryptaKey technology, on sales and marketing, on general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current products.

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

After the close of the reporting period, on February 5, 2007, we entered into an Asset Purchase Agreement with Owen Consulting Inc., a Nevada Corporation. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in server hardware and software in exchange for 636,120 shares of our restricted common stock. The equipment and software we acquired will allow us to continue development of our primary product. We do not anticipate that we will need to acquire a plant or purchase any additional, significant equipment during 2008.

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

Government Agencies

Government agencies, like other large organizations, are concerned with protecting sensitive data, allowing secure access from remote computers, and protecting major systems from malicious attack. The EncryptaKey solution may enable individuals secure access to various electronic government information and services. In the future, this could evolve into electronic voting, passports, national identity cards or access to social security records. Within the United States government, there are several agencies that could benefit from the EncryptaKey solution, including Law enforcement (police departments, CIA, FBI, etc.); Homeland Security; Internal Revenue Service; Social Security Administration; and Department of Veterans Affairs. Other national governments around the world have similar agencies, which could similarly benefit from our products and services.

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

Major Customers

There is no dependence on one or a few major customers.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the EncryptaKey Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property. The patent is still pending and has not yet been granted.

We have not yet sought protection for any of our intellectual property except as contained in US patent application number 60745514.

Research and Development

We did not incur any research and development expenditures in the fiscal year ended December 31, 2007. We incurred research and development expenditures in the fiscal year ended December 31, 2006 of approximately $890,000, all of which was related to our EncryptaKey technology.  During 2008 we anticipate spending approximately $500,000 of our total anticipated capital needs of approximately $1.4 million on further research and development of our EncryptaKey technology. The focus of these expenditures during 2008 will be further work on pilot programs and product launch.

Sales and Marketing

We have begun promoting and marketing our products through multiple channels in order to develop pilot projects in our various verticals. We plan to direct our initial marketing effort to target financial institutions, credit card processors, and internet retailers. We will demonstrate the feasibility of our products to our potential customers via pilot projects. We anticipate we will expend approximately $800,000 during 2008 on sales and marketing activities, including the salaries of any new or existing employees and consultants involved in sales and marketing.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have two full-time employees.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and other information in this report before deciding to become a shareholder of our common stock. Your investment in our common stock is highly speculative and involves a high degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

Please note that throughout this report, the words "we", "our" or "us" refer to EncryptaKey, Inc. and not to the selling stockholders.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have never generated revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in the Company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

We are dependent on outside financing for continuation of our operations.

Because we have never generated revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

Our business will not grow unless the market for biometric products and services expands both domestically and internationally.

Our revenues will be derived from the sale of biometric products and services. Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our anticipated products depends on a number of factors including without limitation:

•	national or international events which may affect the need for or interest in biometric products or services;

•	the cost, performance and reliability of our products and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric products and services and their satisfaction with our products and services;

•	public perceptions of the intrusiveness of these products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information; and

•	marketing efforts and publicity regarding these products and services.

The Technologies We Have Developed May Not Gain Market Acceptance.

Our biometric products utilize new technologies.  As with any new technologies, in order for us to be successful, these technologies must gain market acceptance.  Since the technologies that we are introducing to the marketplace will encroach upon markets that presently utilize or are serviced by products from competing technologies, meaningful commercial markets may not develop for our technologies.

We May Not Be Able To Compete Successfully.

Although our biometric products represents a new technology, and although at present time we are aware of only a limited number of companies that have publicly disclosed their attempts to develop a similar technology, we anticipate that a number of companies are or will attempt to develop technologies/products that compete or will compete with our technologies.  Further, even if we are first to market with a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market of such a product, we anticipate that the market will be flooded by a variety of competitors, many of which will offer a range of products in areas other than those in which we compete, which may make our competitors more attractive to prospective customers.  In addition, many if not all of our competitors and potential competitors will initially be larger and have greater financial resources than we do. Some of the companies with which we may now be in competition, or with which we may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Further, technology in this industry may evolve rapidly once an initially successful product is introduced, making timely product innovations and use of new technologies essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render any product we initially market obsolete and unmarketable. If we do not have available to us products that respond to industry changes in a timely manner, or if our products do not perform well, our business and financial condition will be adversely affected.

Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products.

From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the requirements of the market and may not gain wide market acceptance.

We may face intense competition from other biometric solution providers as well as identification and security systems providers.

A significant number of established and startup companies are marketing or developing software and hardware for facial and/or fingerprint biometric products and applications that may compete with our proposed offerings.

The biometric security market is a rapidly evolving and intensely competitive, and we believe that additional significant long-term competitors will continue to enter the market. We expect competition in the biometrics markets to increase and intensify in the near term. Companies competing with us may introduce products that are targeted at our target markets and competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. Other players in the biometric do have the potential to directly compete with us. Among these companies are Sagem Morpho, Inc., Cogent, NEC, Printrak International, Inc., (a Motorola company), and Saflink. However, these companies primarily focus on networked-based, or computer based systems that require a sophisticated computer-based infrastructure to operate. Our company’s products are embedded and self contained and do not require a computer to operate.

The biometrics industry is characterized by rapid technological change and requires introduction of new and enhanced products at competitive prices.

In order to compete effectively in the biometrics market, we must continually design, develop and market new and enhanced products at competitive prices and we must have the resources available to invest in significant research and development activities. Our future success will depend upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors, and could adversely affect our business operations, financial results and stock price.

If we are unable to establish and maintain relationships with retailers and insurance providers or attract franchisees, we may not be able to continue our operations

We intend to establish relationships with retailers and insurance providers.  However, there is intense competition for these relationships and we may not be able to attract and retain these group's interest in light of competitors with larger budgets and pre-existing relationships.  In addition, if we are unable to develop a market for our products, it will be very difficult, if not impossible, to attract franchisees interested in selling our products.

Our operating results and revenue may be subject to fluctuations caused by many economic factors associated with our industry and the markets for our products and services which, in turn, may individually and collectively affect our revenue, profitability and cash flow in adverse and unpredictable ways.

Quarterly and annual results of operations may be affected by a number of factors, associated with our industry and the markets for our products and services, including those listed below, which in turn could adversely affect our revenue, profitability and cash flow in the future.

Our operating results may vary and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

•	the size, timing and shipment of individual orders for our products;

•	changes in our operating expenses;

•	the timing of personnel departures and new hires and the rate at which new personnel become productive;

•	the timing of the introduction or enhancement of our products and our competitors’ products;

•	customers deferring their orders in anticipation of the introduction of new products by us or our competitors;

•	market acceptance of new products;

•	changes in the mix of products sold;

•	changes in product pricing, including changes in our competitors’ pricing policies;

•	development and performance of our direct and indirect distribution channels and changes in the mix of vertical markets to which we sell our products;

•	the amount and timing of charges relating to restructurings and the impairment or loss of value of some of our assets, especially goodwill and intangible assets; and

•	general economic conditions.

To be competitive we may need to acquire other companies or purchase or license technology from third parties in order to introduce new products and services or enhance our existing products and services.

We may not be able to find businesses that have the technology we need and, if we find such businesses, may not be able to purchase or license the technology on commercially favorable terms or at all. Once we have completed an acquisition or technology license, the acquired business or our relationship with the licensor may not be successful. In addition, acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders.

Some of our anticipated products may have long and unpredictable sales cycles, which may impact our quarterly operating results.

Transactions for some of our anticipated products often involve large expenditures by our customers. The sales cycles for these transactions can be long and unpredictable due to a number of uncertainties such as:

•	customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	customers’ budgetary constraints;

•	the need to educate potential customers about our products’ capabilities;

•	the timing of customers’ budget cycles;

•	delays caused by customers’ internal review processes; and

•	for sales to government customers, governmental regulatory, approval and purchasing requirements.

During times when the global economy experiences weakness or uncertainty, we may have difficulty selling our products and services.

The global economy, especially the technology sector, can be volatile, and an economic slowdown can have serious negative consequences for our business and operating results. For example, during a period of economic weakness or uncertainty, current or potential customers may defer purchases, go out of business or have insufficient capital to buy or pay for our products and services. During the last several years, we have observed that many companies have reduced their budgets for information technology products and services, which may reduce or eliminate some potential sales of our products and services.

If we fail to become competitive, then we may fail to gain market share for our products and services.

We have seen increased competition in our market in recent years, and we expect this trend to continue. A number of competitive factors could cause us to lose potential sales or to sell our products and services at lower prices or at reduced margins, including, among others:

•
Some of our competitors offer e-security products with features and functionality that our products do not currently offer. In addition, potential customers may perceive some of our competitors’ products and services as being more convenient and easier to use than ours.

•
Some computer and software companies that have not traditionally offered e-security products are now offering free or low-cost e-security products and functionality bundled with their own computer and software products.

•
Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage an installed customer base and distribution network, adapt more quickly to new technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products and services than we can.

We depend heavily on key, talented employees in a competitive labor market.

Our success depends on our ability to attract, motivate and retain skilled personnel especially in the areas of management, sales and engineering. We compete with other companies for a small pool of highly qualified employees. Although we believe that our compensation plans are competitive, we may not be able to hire and retain the employees we need.

If the market for e-security solutions does not continue to grow, then demand for our products and services may decrease.

The market for some of our e-security solutions is continuing to develop, and demand for our products and services depends on, among other things:

•	the perceived ability of our products and services to address real customer problems;

•	the perceived quality, price, ease-of-use and interoperability of our products and services as compared to those of our competitors;

•	the market’s perception of how easy or difficult it is to deploy our products, especially in complex, heterogeneous network environments;

•	the continued evolution of electronic commerce as a viable means of conducting business;

•	market acceptance and use of new technologies and standards;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public’s perception of the need for secure electronic commerce and communications over both wired and wireless computer networks;
•	the U.S. government’s continued focus on e-security as a means to counteract terrorism and other hostile acts;

•	the pace of technological change and our ability to keep up with these changes;

•	the market’s perception of our products’ ability to address the e-security aspects of various laws; and

•	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to allocate to their information technology budgets.

Unless we keep up with the ongoing changes in e-security technology and standards, our anticipated  products and services could become obsolete.

Our success depends in part upon our ability to introduce new, competitively priced products and solutions with features that meet changing market requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products and services:

•
quality, reliability or security failures, which could result in product returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in our competitive position;

•	delays or difficulties in the development of our products and services;

•	our competitors’ introduction of new products or services ahead of our new products or services, or their introduction of superior or cheaper products or services;

•	the availability of free, unpatented implementations of encryption algorithms and security protocols;

•
the market’s failure to accept new technologies, including consumer authentication, connected authentication devices, biometric devices, enterprise strong authentication, web access management and digital certificates;

•	our failure to include features in our products, or obtain industry and governmental certifications, that our customers or U.S. or foreign government regulators may require;

•	our failure to anticipate changes in customers’ requirements; and

•	the implementation of industry or government standards that are inconsistent with the technology embodied in our products and services.

International sales make up a significant portion of our business.

We intend to expand our international operations and international sales and marketing activities. For example, we expect to expand our operations and marketing activities throughout Asia, Europe, Latin America and South America. Expansion in these international markets can require significant and continued management attention and resources. We may also need to tailor some of our other services for a particular market and to enter into international distribution and operating relationships. We have limited experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in expanding our services into international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including, among others:

•	foreign regulatory requirements and the burdens of complying with a wide variety of foreign laws;

•	legal uncertainty regarding liability and the costs of resolving or litigating a dispute internationally;

•	difficulties in the enforcement of intellectual property rights;

•	export and import restrictions on cryptographic technology and products incorporating that technology;

•	difficulties and delays in establishing international distribution channels;

•	the need to tailor or “localize” our products in order to compete in particular international markets and to comply with foreign laws;

•	difficulties in collecting international accounts receivable;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	tariffs and other trade barriers; and

•	political instability.

We rely on patents to protect our proprietary rights in our technology, but patents may not provide complete protection:

•	It is possible that any patent that we or our licensors hold might be invalidated, circumvented, challenged or terminated.

•	It is possible that patent examiners might reject the claims described in our pending or future patent applications.

•
The laws of some countries in which our products are now, or may in the future be, developed or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

•	All patents expire after a period of years. When each of our patents expires, other companies may develop and sell products based on our previously patented technology.

•	During the life of a patent, third parties may design and sell “work-around” solutions that accomplish the goals of our patented inventions but do not infringe the patents themselves.

We must establish and maintain strategic relationships.

We need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties’ products. If our products do not work with third-party products used by our customers and potential customers, then our products could lose or fail to achieve market acceptance. We may not be able to find appropriate strategic partners or may not be able to enter into relationships on commercially favorable terms. Furthermore, the relationships we do enter into may not be successful. Because our strategic relationships are generally non-exclusive, our strategic partners may decide to pursue alternative technologies or to develop alternative products in addition to or instead of our products, either on their own or in collaboration with our competitors.

Security technologies are under constant attack.

The strength of our cryptographic and other e-security technologies is constantly being tested by computer professionals, academics and “hackers.” Any significant advance in the techniques for attacking e-security solutions could make some or all of our products obsolete or unmarketable. If a third party successfully “hacks” any of our products and makes its findings public, then we may need to dedicate engineering and other resources to eliminate the published vulnerabilities. Customers could require that we replace some or all of their EncryptaKey authenticators with authenticators that are more secure. If we are required to make these replacements or if we cannot address the vulnerabilities in our products in a timely fashion, then our business and operating results could be adversely impacted. In addition, our customers and potential customers could perceive our products as unreliable, making it more difficult for us to sell our products.

We may incur significant expenses and damages because of liability claims.

An actual or perceived breach of network or data security at our facilities or at a customer’s facilities could result in a product liability claim against us. A substantial product liability claim against us could harm our operating results and financial condition. In addition, any actual or perceived breach of network or data security, whether or not caused by the failure of one of our products, could hurt our reputation and cause potential customers to turn to our competitors’ products.

Failure to Achieve and Maintain Internal Controls in Accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect on Our Business and Stock Price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.   We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2007.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report dated June 28, 2008 that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without additional capital or financing becoming available. Our ability to continue as a going concern ultimately depends on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISKS RELATING TO OUR COMMON STOCK

    The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Private Placement);

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We have never paid dividends and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, a return on an investment in our common stock will only occur if our stock price appreciates.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934.  The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading  in  the  security,  including  a risk  disclosure  document  and  quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities are limited.  Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate quotations, obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and obtain needed capital.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Additional stock offerings may dilute current stockholders.

Given our expansion plans and our expectation that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants.  The issuance of additional capital stock may dilute the ownership of our current stockholders.

Being a public company will increase our administrative costs and may add other burdens.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, rules implemented by the Securities and Exchange Commission, or SEC, and new listing requirements of the Nasdaq National Market have required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly those serving on our audit committee.

We will be exposed to risks relating to evaluations of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2007.  However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations.  Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a "material weakness." A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.  If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Item 2. Description of Property

We currently have a 12 month lease of our executive offices, consisting of 256 square feet, located at 19200 Von Karman Ave., Suite 500, Irvine, CA, at a cost of $1,476 per month.  We believe our facilities are adequate for our current needs.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock.

Holders of Our Common Stock

As of December 31, 2007, we had approximately 45,092,330 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance under an equity compensation plan as of December 31, 2007.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

We are still in our relative infancy as a viable commercial entity, and consequently our focus has been on the identification of our market needs, the development of products and services to meet those needs, and the branding of our company and services. Please see “Description of Business and Plan of Operation,” above.

The Company has sufficient funds to complete initial product development within a six month period and sustain its operations six months beyond product development completion.  The Company anticipates additional funding required during the product rollout cycle for operations growth and customer pilot programs.

Product research and development performed during the duration of this plan will address scalability issues of database and hardware over the short term.  On a more long range basis, research and development will continue in the same areas as that which produced the Company’s product and services, with an eye to spin-offs from the technology for future projects and fine-tuning of the present system.  There are several modules in the works to expand the utility of the device.  There will be continued perfection of the EncryptaKey device, including finalizing the programming of the Associated Portal and the operating system.

There are no plans for the purchase of significant capital equipment for the first six months of the research and development phase.  Additional capital equipment purchases are scheduled as funding permits.  These purchases are related to telecom services expansion of the current infrastructure systems and biometric hardware devices required for customer fulfillment.

Employee growth will be minimal during the next twelve months and will increase significantly after completion of additional financing.  The company anticipates the addition of 18 to 25 employees by the first part of 2009.

Results of Operations for the Years Ended December 31, 2007 and 2006

We generated no income and incurred no expenses for the year ended December 31, 2007, for a net loss of $2,231,657 after loss of discontinued operations of $2,231,657 is included. We generated no revenue and expenses of $1,143,949 for the year ended December 31, 2006, for a net loss of $1,055,117 after a Gain on Forgiveness of Debt of $88,832 is included. Our losses were significantly greater in 2007 than in 2006 due primarily to discontinuing operations.

Liquidity and Capital Resources

As of December 31, 2007 we had current assets of $0. Our total liabilities as of December 31, 2006, were $1,264,429. Thus, our working capital as of December 31, 2007 was $0. As discussed in “Description of Business and Plan of Operation,” above, we anticipate no revenue in 2008 and expenditures of approximately $500,000 to $1,000,000 for Portal equipment software and infrastructure through December 31, 2008.

Cash flows provided by financing activities during the year ended December 31, 2007 consisted of $720,000 for proceeds related to the sale of common stock plus $1,204,952 for Loans to Related Parties, resulting in a total of $1,924,951 in cash provided by Financing Activities. Cash used by Investment Activities was $61,224 for the year ended December 31, 2007, and Net Cash Used by Operating Activities was $2,172,729.

We relied on proceeds of private sales of our common stock to fund our operations during the year ended December 31, 2007. We will need to raise additional funds over the next twelve months, through borrowing or through sales of securities, in order to continue to pursue our business plan in 2008.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $3,712,053 for the period from inception (June 24, 2003) through December 31, 2007 and are not presently generating any revenue. We do not anticipate generating any revenue in 2008.  Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America as consistently applied.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

Decembers 31,	2007	2006

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(2,231,657)	$(1,055,117)

Denominators for Basic EPS
Weighted average of shares outstanding	50,331,317	39,818,551

Basic and Diluted Earnings/(Loss) Per Share	$(0.04)	$(0.03)

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

Item 8. Financial Statements and Supplementary Data

Financial Statement Index

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EncryptaKey, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EncryptaKey, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on June 24, 2003 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EncryptaKey, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on June 24, 2003 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated a loss of $3,712,053 during its development stage, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
June 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$-	$186,554

Total Current Assets	-	186,554

Long-Term Assets
Furniture and Equipment - Net	-	60,674
Intangible Assets
Invisidesk Portal - Net	-	550

Total Long Term Assets	-	61,224

Total Assets	$-	$247,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$59,478	$-
Notes Payable - Shareholders	1,204,951	-

Total Liabilities	1,264,429	-

Stockholders' Deficit

Preferred Stock, authorized
20,000,000 shares, par value $0.0001,
no preferred stock is outstanding	-	-

Common Stock, authorized
100,000,000 shares, par value $0.0001,
issued: 51,228,450 and 49,859,000;
outstanding: 45,092,330 and 49,859,000 on
December 31, 2007 and 2006 respectively	5,124	4,986

Paid in Capital	2,633,887	2,223,189

Subscriptions Receivable	-	(500,000)

(Deficit) Accumulated During
Development Stage	(3,712,054)	-

Common Stock in Treasury: 6,136,120 shares
at cost	(191,386)	-

Total Stockholders' Deficit	(1,264,429)	247,778

Total Liabilities and Stockholders' Deficit	$-	$247,778

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
Statements of Operation

			June 24, 2003
	Year Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007
Operating Expenses
General and Administrative	$-	$89,988	$771,058
Interest Expense	-	-	13,556
Advertising and Promotion	-	129,961	291,090
Research and Development	-	890,000	2,376,400
Professional Fees	-	34,000	349,825

Total Expenses	-	1,143,949	3,801,929

Net (Loss) before Extraordinary Items	-	(1,143,949)	(3,801,929)

Extraordinary Items
Loss on Discontinued Operations	(2,231,657)
Gain on Forgiveness of Debt	-	88,832	89,832
Interest Income	-	-	44

Net Income/(Loss) Before Income Taxes	(2,231,657)	(1,055,117)	(3,712,053)

Provision for Income Tax	-	-	-

Net Income/(Loss)	$(2,231,657)	$(1,055,117)	$(3,712,053)

Basic and Diluted
(Loss) per Common Share	$(0.05)	$(0.03)

Weighted Average
Number of Common Shares	45,092,229	39,818,551

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
Statement of stockholders' Equity
From June 24, 2003 (inception) to December 31, 2007

							Deficit
							Accumulated
		Price	Common				During the
	Issue	Per	Stock		Paid in	Subscriptions	Development	Treasury	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Stock	Equity
Balance at inception, June 24, 2003			25,000,000	$2,500	$502	$-	$(4,502)		$(1,500)

Adjustment effected in reverse
acqusition	15-Aug-03	$0.002	56,855,000	5,686	111,944		4,502		122,132

Net (Loss)							(152,649)		(152,649)

Balance, December 31, 2003			81,855,000	8,186	112,446	-	(152,649)	-	(32,017)

Common shares issued for cash	15-Mar-04	$0.04	375,000	38	14,962				15,000
Common shares issued for cash	15-Jul-04	$0.10	2,500,000	250	249,750				250,000

Net (Loss)							(186,297)		(186,297)

Balance, December 31, 2004			84,730,000	8,474	377,158	-	(338,946)	-	46,686

Common shares re-purchased by the
Company and retired	01-Jan-05	$0.001	(46,655,000)	(4,666)	(38,541)				(43,207)

Net (Loss)							(87,334)		(87,334)

Balance, December 31, 2005			38,075,000	3,808	338,617	-	(426,280)	-	(83,855)

Common shares issued for purchase
of technology	28-Sep-06	$0.0001	5,500,000	550					550

Common shares issued for cash	12-Dec-06	$0.30	6,284,000	628	1,884,572	(500,000)			1,385,200

Net (Loss)							(1,054,117)		(1,054,117)

Balance, December 31, 2006			49,859,000	4,986	2,223,189	(500,000)	(1,480,397)	-	247,778

Cash received on subscriptions						500,000			500,000

Common shares issued for cash	07-Feb-07	$0.30	733,330	74	219,926				220,000

Common shares issued to purchase assets	07-Feb-07	$0.30	636,120	64	190,772				190,836

Common shares returned to treasury
for sale of assets	15-Nov-07		(6,136,120)					(191,386)	(191,386)

Net (Loss)							(2,231,657)		(2,231,657)

Balance, December 31, 2007			45,092,330	$5,124	$2,633,887	$-	$(3,712,054)	$(191,386)	$(1,264,429)

On August 7, 2006 the Company exercised a 5:1 forward stock split that has been retroactively applied to this schedule thereby increasing the number of shares issued and decreasing the price per share.

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
Statements of Cash Flow

			June 24, 2003
	Year Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	$(2,231,657)	$(1,054,117)	$(3,712,053)

Adjustments to reconcile Net (Loss) to cash:
Loss on Discontinued Operations
Stock Issued to founders		-	3,002
Adjustment for reverse acqusition	-	-	117,630
Depreciation and Amortization	-	1,070	-
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	59,478	(3,625)	59,478
Increase/(Decrease) in Wages Payable	-	(18,711)	-

Net Cash (Used) by Operating Activities	(2,172,179)	(1,075,383)	(3,531,943)

Investment Activities
Treasury Stock	(191,386)		(191,386)
Stock Issued for asset purchase	190,836	550	191,386
Equipment (Purchase)/Sale	61,224	(60,675)	-

Cash Used by Investment Activities	60,674	(60,125)	-

Financing Activities
Net Proceeds from loans - Related Parties	1,204,951	(93,253)	1,204,950
Purchase and Cancellation of Treasury Stock	-	-	(43,207)
Proceeds from sale of Common Stock	720,000	1,385,200	2,370,200

Cash Provided by Financing Activities	1,924,951	1,291,947	3,531,943

Net Increase/(Decrease) in Cash	(186,554)	156,439	-

Cash, Beginning of Period	186,554	30,665	-

Cash, End of Period	$-	$187,104	$-

Cash Paid For:
Interest	$10,033	$-	$13,556
Income Taxes	$-	$-	$-

Non-cash Activities:
Stock Issued to founders	$-	$-	$3,002
Adjustment for reverse acqusition	$-	$-	$117,630
Stock issued to purchase asset	$190,836	$550	$191,386
Stock returned to treasury for assets	$(191,386)	$-	$(191,386)

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

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

The Company is a development stage company as defined by SFAS 7.  The company is in the business of developing and marketing identity and data security technologies that enable the highest level of secure commercial and financial transaction both in person and over the internet, providing an effective shield to identity theft.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	31-Dec-2007	31-Dec 2006

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(2,231,657)	(1,055,117)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	45,092,229	39,818,551

Basic and Diluted Earnings/(Loss) Per Share	$(0.05)	$(0.03)

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

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company is in its development stage and has never generated revenues.  The Company has accumulated a loss of $3,712,053 during its development stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

•
On August 15, 2003 the Company issued 56,855,000 common shares to execute the acquisition of Selectrics Corporation in a one for one share exchange for a value of $121,882.  This acquisition was recorded as a reverse merger with Selectrics the surviving historical accounting company.  Accordingly, the equity and accumulated deficit are adjusted to reflect Seletrics history.

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

•
On December 12, 2006, the Company issued 6,284,000 common shares in a private offering at $0.30 per share for $1,385,200 and $500,000 subscriptions receivable.  The Company extended the closing of the offering to February 7, 2007.

During 2007, the Company issued 1,369,450 common shares in the following transactions:

•	On February 7, 2007 the Company issued 733,330 common shares in a private offering at $0.30 per share for $220,000 and received cash on outstanding subscription receivable in the amount of $500,000.

•	On February 7, 2007 the Company issued 636,120 common shares at $0.30 per share to purchase fixed assets valued at $190,836.

•	On November 15, 2007 the Company received 6,136,120 for the sale of all assets with a net value of $191,386

NOTE 5.                      COMMITMENTS AND CONTINGENCIES - RELATED PARTY

Research and Development with Owens Consulting, LLC

On September 28, 2006, the Company entered into an Asset Purchase Agreement with Owen Consulting, LLC, a California limited liability company with Mr. Kelly Owen, the Company’s CEO the principle member.  Pursuant to that agreement, the Company issued 5,500,000 shares of common stock and acquired assets consisting of all right, title and interest in a biometric security technology commonly known as the EncryptaKey Secure Communication Portal as memorialized in a patent application.

On October 1, 2006 the Company entered into an associated consulting agreement with Owen Consulting, LLC to complete the development of the EncryptaKey Secure Communication Portal.  The terms of the agreement required payment at the rate of $25.00 per hour for actual hours incurred for research and development.  The project involved the efforts of over 100 programmers and technicians.  As of December 31, 2006 the Company had been invoiced and paid $1,066,327 on this contract which had been expensed as Research and Development costs.

During the year of 2007 the company was invoiced and paid an additional $1,501,459 on this contract.

Contingency

On September 20, 2006, an Officer of the Company entered into a settlement agreement with an individual who was to be employed with the company as the result of a planned merger that was cancelled.  The settlement agreement stipulated the issue of 4,000,000 common shares in settlement of all outstanding issues between the parties involved which included the Company.  The Officer of the Company agreed to transfer shares from is personal holdings in settlement of this contingency.

NOTE 7.                      SALE OF ASSETS – DISCONTINUED OPERATIONS

On November 15, 2007 the Company discontinued operations and sold all its assets to a related party for the return of 6,136,120 common shares valued at $191,386 and ended its consulting contract with Owen Consulting, LLC.

	Before
	Discontinued		Adjusted
	Operations	Adjustment	Balance

Assets	$304,163	$(304,163)	$-

Liabilities	1,508,133	(243,705)	1,264,428

Common Stock	5,124	(614)	4,510
Paid in Capital	2,633,888	(190,772)	2,443,116

Accumulated Deficit	(3,842,982)	130,928	(3,712,054)

Total Equity	(1,203,970)	(60,458)	(1,264,428)

Total Liabilities and
Stockholders Equity	$304,163	$(304,163)	$-

NOTE 8.                      PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $816,652 as of December 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $3,712,053.  The total valuation allowance is a comparable $816,652.

The provision for income taxes for the period ended December 31, 2006 and 2005 follows:

Year Ended December 31,	2007	2006
Deferred Tax Asset	$490,965	$231,906
Valuation Allowance	(490,965)	(231,906)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$152,649	2023
2004	186,296	2024
2005	87,334	2025
2006	1,054,117	2026
2007	2,231,657	2027
Total	$3,712,053

NOTE 9.                      NOTES PAYABLE – SHAREHOLDERS – SUBSEQUENT EVENT

During the year ended months ended December 31, 2007 the Company has received a total of $1,204,950 in loans from various shareholders company shareholder.  With the sale of the assets the notes have been assumed by the purchaser and the Company has issued common stock as an incentive for the note holders to agree to the assumption and hold the company harmless.

NOTE  10.                  THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and 141 (revised 2007) and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope of the exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

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

Statement No. 157 – Fair Value Measurements

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

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent company’s financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 11.                    SUBSEQUENT EVENTS

During the quarter ended March 31, 2008 the Company issued 3,949,999 common shares to settle $1,204,950 in notes payable.

During the three month period ended June 30, 2008 the Company issued 19,500,000 Common shares for executive compensation and 25,000,000 Common Shares for certain assets contributed to the Company.

On July 1, 2008 the Board of Directors authorized and filed for a Name Change to Priviam, Inc. and increased is authorized stock to 500,000,000 common shares.  The Company also approved a 1 to 3.25 reverse stock split on the same resolution to be effected on July 30, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with auditors.

Item 9A.  Controls and Procedures

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2007.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of December 31, 2007 as discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), as amended) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Louis Jack Musetti	52	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jack Musetti, President & CEO

Louis Jack Musetti is Chairman of the Board of Directors, President and Chief Executive Officer of Encryptakey, Inc. since June 2008.  Mr. Musetti has extensive executive level experience in business development and risk management combined with P&L, general management and strategic planning ability in both commercial and defense technology industries.  Prior to joining Encryptakey, Mr. Musetti was CEO of Nanopower Technologies, a developer and manufacture of Radio Frequency Identification (RFID) Integrated Circuits, NASA/JPL MEMS Silicon Microgyro microelectronics and advanced CMOS design libraries.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes. .

Nominating Committee

We do not have a nominating committee. The board of directors acts as the nominating committee and members of the board participate in the discussions. We believe that, with a board currently composed of one individual, a separate nominating committee is not necessary. If the size of the board expands, the board will reconsider the need or desirability of a nominating committee.

Compensation Committee

We do not have a compensation committee. We believe that, with a board currently composed of one individual, a separate compensation is not necessary. If the size of the board expands, the board will reconsider the need or desirability of a compensation committee.

For the fiscal year ending December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year ended December 31, 2007, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the fiscal year ended December 31, 2007.

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Alan Shinderman Former Chief Executive Officer, President, Chief Financial Officer, and Director (1)	1	1	0
Kelly Owen Former Chief Executive Officer, President, Chief Financial Officer, and Director (2)	1	1	0

(1)
Mr. Shinderman resigned as our Chief Executive Officer and Chief Financial Officer on June 6, 2008. The information provided in the summary compensation table includes all compensation paid to Mr. Shinderman for the full fiscal year ended December 31, 2007.

(2)
Mr. Owen resigned as our Chief Executive Officer and Chief Financial Officer on November 27, 2007. The information provided in the summary compensation table includes all compensation paid to Mr. Owen for the full fiscal year ended December 31, 2006.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007, 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Shinderman (1) Former CEO & CFO	2007		-	-	-	-	-	-	-
Kelly Owen (2) Former CEO & CFO	2006		-	-	-	-	-	60,000	-
Francisco Schipperheijn Former CEO & CFO (3)	2006 2005	- 3,160	- -	- -	- -	- -	- -	- -	- 3,160

(1)
Mr. Shinderman resigned as our Chief Executive Officer and Chief Financial Officer on June 6, 2008. The information provided in the summary compensation table includes all compensation paid to Mr. Shinderman for the full fiscal year ended December 31, 2007.

(2)
Mr. Owen resigned as our Chief Executive Officer and Chief Financial Officer on November 27, 2007. The information provided in the summary compensation table includes all compensation paid to Mr. Owen for the full fiscal year ended December 31, 2006.

(3)
 Mr. Schipperheijn resigned as our Chief Executive Officer and Chief Financial Officer on September 28, 2006. The information provided in the summary compensation table includes all compensation paid to Mr. Schipperheijn for the full fiscal year ended December 31, 2006 and 2005.

Narrative Disclosure to the Summary Compensation Table

Except as disclosed below, we did not compensate our executive officers for services rendered during the fiscal year ended December 31, 2007 or 2006.

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

Compensation of Directors

We did not compensate our directors in fees, cash or stock options for services rendered during the fiscal year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table identifies, as of July 23, 2008, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Louis Jack Musetti (2)	44,500,000	44.95%
Musetti & Associates, LLC (2)	44,500,000	44.95%
Owen Consulting LLC 9717-53 Avenue, 2nd Fl. Edmonton, AB, Canada	5,500,000	5.55%
Bishop Equity Partners 10300 West Charleston, Ste. 13-378 Las Vegas, NV 89135	5,200,000	5.25%

All executive officers and directors as a group (consisting of 1 individual)	44,500,000	44.95%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of July 1, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 99,006,784 shares of Common Stock outstanding on July 1, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of July 1, 2008. Except as otherwise indicated, the address of each person named in this table is c/o EncryptaKey, Inc., 19200 Von Karman Ave., Ste. 500, Irvine, CA 92612.

(2) Louis Jack Musetti holds voting and dispositive power over the shares of Musetti & Associates, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the EncryptaKey Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. Owen Consulting LLC is wholly owned and controlled by Mr. Owen, our former Chief Executive Officer and former Chief Financial Officer.

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

Director Independence

As the Company’s sole officer and director, Louis Jack Musetti is not considered to be independent under the listing standards of the Rules of NASDAQ, as set forth in the NASDAQ Manual.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $6,000 and $1,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended on March 12, 2007. (1)
3.2	By-laws, as amended. (2)
10.1	Asset Purchase Agreement with Owen Consulting, LLC, dated September 28, 2006. (2)
10.2	Consulting Agreement with Owen Consulting, Inc. dated October 1, 2006.
10.3	Asset Purchase Agreement with Owen Consulting, Inc. dated February 5, 2007. (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Annual report on Form 10-KSB filed on April 17, 2007.
(2)	Incorporated by reference to Current report on Form 8-K filed on October 4, 2006.
(3)	Incorporated by reference to Current report on Form 8-K filed on February 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCRYPTAKEY, INC.

July 30, 2008	By:	/s/ Louis Jack Musetti
Louis Jack Musetti
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

July 30, 2008	By:	/s/ Louis Jack Musetti
Louis Jack Musetti
Chief Executive Officer, Chief Financial Officer and Director