Form 10-Q
period 2008-03-31
EncryptaKey, Inc.
filed 2008-07-31
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16185

ENCRYPTAKEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-3720628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19200 Von Karman Avenue, Suite 500, Irvine, CA
(Address of principal executive offices)

(949) 622-5433
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☑    No ☐

The number of shares of common stock outstanding as of March 31, 2008 was 45,092,330.

EncryptaKey, Inc.
Form 10-Q
For the Quarter ended March 31, 2008

Item 1.  Financial Statements

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EncryptaKey, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheets of EncryptaKey, Inc. (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and 2007, and from inception on June 24, 2003 to March 31, 2008.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of EncryptaKey, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of income, and cash flows for the year then ended (not presented herein); and in our report dated June 12, 2008, we expressed an unqualified opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 28, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)

Balance Sheets

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$-	$59,478
Notes Payable - Shareholders	-	1,204,950

Total Liabilities	-	1,264,428

Stockholders' Deficit

Preferred Stock, authorized
20,000,000 shares, par value $0.0001,
no preferred stock is outstanding	-	-

Common Stock, authorized
100,000,000 shares, par value $0.0001,
issued: 55,178,449 and 51,228,450;
outstanding: 49,042,239 and 45,228,450 on
March 31, 2008 and December 31, 2007 respectively	5,519	5,124

Paid in Capital	3,838,442	2,633,887

Accumulated Deficit During
Development Stage	(3,652,575)	(3,712,053)

Common Stock in Treasury: 6,136,120 shares
at cost	(191,386)	(191,386)

Total Stockholders' Deficit	-	(1,264,428)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Operation

			June 24, 2003
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008
Operating Expenses
General and Administrative	$-	$93,026	$336,461
Interest Expense	-	-	3,523
Advertising and Promotion	-	50,222	129,961
Research and Development	-	700,000	1,066,327
Professional Fees	-	103,349	34,000

Total Expenses	-	946,597	1,570,272

Net (Loss) before Extraordinary Items	-	(946,597)	(1,570,272)

Extraordinary Items
Loss on Discontinued Operations			(2,231,657)
Gain on Forgiveness of Debt	59,478	-	149,310
Interest Income	-	-	44

Net Income/(Loss)	$59,478	$(946,597)	$(3,652,575)

Basic and Diluted
(Loss) per Share	$0.00	$(0.02)

Weighted Average
Number of Shares	51,228,450	51,104,637

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity
From June 24, 2003 (inception) to March 31, 2008

	Issue	Price Per	Common Stock		Paid in	Subscriptions	Deficit Accumulated During the Development	Treasury	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Stock	Equity
Balance at inception, June 24, 2003			25,000,000	$2,500	$502	$-	$(4,502)		$(1,500)

Adjustment effected in reverse acqusition	15-Aug-03	$0.002	56,855,000	5,686	111,944		4,502		122,132

Net (Loss)							(152,649)		(152,649)

Balance, December 31, 2003			81,855,000	8,186	112,446	-	(152,649)	-	(32,017)

Common shares issued for cash	15-Mar-04	$0.04	375,000	38	14,962				15,000

Common shares issued for cash	15-Jul-04	$0.10	2,500,000	250	249,750				250,000

Net (Loss)							(186,297)		(186,297)

Balance, December 31, 2004			84,730,000	8,474	377,158	-	(338,946)	-	46,686

Common shares re-purchased by the Company and retired	01-Jan-05	$0.001	(46,655,000)	(4,666)	(38,541)				(43,207)

Net (Loss)							(87,334)		(87,334)

Balance, December 31, 2005			38,075,000	3,808	338,617	-	(426,280)	-	(83,855)

Common shares issued for purchase of technology	28-Sep-06	$0.0001	5,500,000	550					550

Common shares issued for cash	12-Dec-06	$0.30	6,284,000	628	1,884,572	(500,000)			1,385,200

Net (Loss)							(1,054,117)		(1,054,117)

Balance, December 31, 2006			49,859,000	4,986	2,223,189	(500,000)	(1,480,397)	-	247,778

Cash received on subscriptions						500,000			500,000

Common shares issued for cash	07-Feb-07	$0.30	733,330	74	219,926				220,000

Common shares issued to purchase assets	07-Feb-07	$0.30	636,120	64	190,772				190,836

Common shares returned to treasury for sale of assets	15-Nov-07		(6,136,120)					(191,386)	(191,386)

Net (Loss)							(2,231,656)		(2,231,656)

Balance, December 31, 2007			45,092,330	5,124	2,633,887	-	(3,712,053)	(191,386)	(1,264,428)

Common shares issued to settle debt			3,949,999	395	1,204,555				1,204,950

Net (Loss)							59,478		59,478

Balance, March 31, 2008			49,042,329	$5,519	$3,838,442	$-	$(3,652,575)	$(191,386)	$-

On August 7, 2006 the Company exercised a 5:1 forward stock split that has been retroactively applied to this schedule thereby increasing the number of shares issued and decreasing the price per share.

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)

Statements of Cash Flows

			June 24, 2003
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating Activities

Net Profit / (Loss)	$59,478	$(946,597)	$(3,712,053)

Adjustments to reconcile Net (Loss) to cash:
Stock Issued to founders	-	-	3,002
Gain on Forgiveness of Debt	(59,478)
Adjustment for reverse acquisition	-	-	117,630
Stock issued to purchase asset	-	190,856
Depreciation and Amortization	-	3,487	-
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	-	-	59,478
Increase/(Decrease) in Wages Payable	-	-	-

Net Cash (Used) by Operating Activities	-	(752,254)	(3,531,943)

Investment Activities
Treasury Stock	-		(191,386)
Stock Issued for asset purchase	-	550	191,386
Equipment (Purchase)/Sale	-	(199,903)	-

Cash Used by Investment Activities	-	(199,353)	-

Financing Activities
Net Proceeds/(repayment) from loans
Related Parties	(1,204,950)	310,000	-
Stock issued to settle debt	1,204,950	-	1,204,950
Purchase and Cancellation of Treasury Stock	-	-	(43,207)
Proceeds from sale of Common Stock	-	719,980	2,370,200

Cash Provided by Financing Activities	-	1,029,980	3,531,943

Net Increase/(Decrease) in Cash	-	78,373	-

Cash, Beginning of Period	-	186,554	-

Cash, End of Period	$-	$264,927	$-

Cash Paid For:
Interest	$-	$-	$13,556
Income Taxes	$-	$-	$-

Non-cash Activities:
Stock Issued to founders	$-	$-	$3,002
Gain of Forgiveness of Debt	$59,478	$-	$59,478
Adjustment for reverse acquisition	$-	$-	$117,630
Stock Issued to settle Debt	$1,204,950	$-	$1,204,950
Stock issued to purchase assets	$-	$190,856	$191,386
Stock returned to treasury for sale of assets	$-	$-	$(191,386)
Depreciation and Amortization	$-	$3,487	$-

The accompanying notes are an integral part of these statements

EncryptaKey, Inc.
Formerly Futomic Industries, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(March 31, 2008 and December 31, 2007)

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	31-Mar-2008	31-Dec-2007

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(0.00)	$(2,231,657)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	51,228,450	45,092,229

Basic and Diluted Earnings/(Loss) Per Share	$(0.00)	$(0.05)

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

During 2007, the Company issued 1,369,450 common shares in the following transactions:

•	On February 7, 2007 the Company issued 733,330 common shares in a private offering at $0.30 per share for $220,000 and received cash on outstanding subscription receivable in the amount of $500,000.

•	On February 7, 2007 the Company issued 636,120 common shares at $0.30 per share to purchase fixed assets valued at $190,836.

•	On November 15, 2007 the Company received the return of 6,136,120 shares for the sale of all assets with a total net value of $191,386. The shares have not been cancelled and are held in treasury.

•	On March 31, 2008 the Company issued 3,949,999 common shares in settlement and release of $1,204,950 in notes payable.

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

During the year of 2007 the company was invoiced and paid an additional $1,501,459 on this contract.  The agreement was terminated with the sale of assets as described in note 7.

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

NOTE 7.                      SALE OF ASSETS

On November 15, 2007 the Company sold all its assets to a related party for the return of 6,136,120 common shares valued at $191,386 and ended its consulting contract with Owen Consulting, LLC.  The shares are held in treasury and have not been cancelled.

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

The provision for income taxes for the period ended December 31, 2006 and 2005 follows:

Year Ended December 31,	2007	2006

Deferred Tax Asset	$490,965	$231,906
Valuation Allowance	(490,965)	(231,906)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire:

Year	Amount Expiration
2003	$152,649 2023
2004	16,296 2024
2005	87,334 2025
2006	1,054,117 2026
2007	2,231,657 2027
Total	$3,712,053

NOTE 9.                      NOTES PAYABLE - SHAREHOLDERS

During the year ended December 31, 2007 the Company had received a total of $1,204,950 in loans from company shareholders that have been settled through the issue of 3,949,999 shares of commons stock.

NOTE  10.                   THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) Nos. 155-157 and their effect on the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 26, 2008, shareholders holding a majority of the issued and outstanding shares of our common stock approved by written consent an amendment to our Certificate of Incorporation, changing our name to Priviam, Inc., increasing the authorized shares from 100,000,000 to number of authorized shares of common stock, par value $0.0001 per share, of the Company from 100,000,000 shares to 500,000,000 shares; and amending the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock of the Company at a ratio of one (1) for 3.25.  On July 12, 2008, we mailed shareholders who did not vote on the amendment an information statement describing the aforementioned events.

Plan of Operation in the Next 12 Months

Our business plan is focused upon the research, development, manufacture and sale of the biometric security technology we recently acquired from Owen Consulting, LLC, a California limited liability company.  On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC. Pursuant to that agreement, we acquired technology called the “EncryptaKey Secure Communication Portal” as described in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. As a result of our acquisition of the EncryptaKey technology, we have changed the focus of our efforts in the security products business away from smart cards and towards more sophisticated biometric devices that use the EncryptaKey technology.

Results of Operations for the three months ended March 31, 2008 and 2007

We did not earn any revenue for the three month period ended March 31, 2008, nor did we earn any revenue for the three month period ended March 31, 2007.

We incurred expenses in the amount of $0 for the three month period ended March 31, 2008, compared to $946,597 for the same period the prior year. The decrease in expenses can be attributed primarily to discontinuing operations.

Liquidity and Capital Resources

As of March 31, 2008, we had current assets and current liabilities in the amount of $0, with a working capital in the amount of $0. As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

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

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $3,652,575 for the period from inception (June 24, 2003) through March 31, 2008 and are not presently generating any revenue. We do not anticipate generating any revenue in 2008. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally, achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2008, as discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than the legal proceeding pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, through March 31, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no material changes from the risk factors during the three months ended March 31, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2008, the Company issued Louis Jack Musetti, its new Chief Executive Officer, an aggregate of 19,500,000 shares of the Company’s common stock, in exchange for serving as the Company’s Chief Executive Officer.

On June 9, 2008, the Company issued 25,000,000 shares of its common stock to Musetti & Associates, LLC in exchange for product development consulting service to the Corporation.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

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

ITEM 5.  Other Information

Departure of Directors or Certain Officers; Appointment of Certain Officers

On June 4, 2008, the Board of Directors appointed Louis Jack Musetti to our Board of Directors and to act as our Chief Executive Officer and as a member of the Board of Directors where he shall serve until the next annual meeting of the shareholders or until removed by other actions as allowed by the corporate By-Laws.

Mr. Musetti is now our sole officer and director.  Louis Jack Musetti has been the Chairman of the Board of Directors, President and Chief Executive Officer of EncryptaKey, Inc. since June 2008.  Mr. Musetti has extensive executive level experience in business development and risk management combined with P&L, general management and strategic planning ability in both commercial and defense technology industries.  Prior to joining EncryptaKey, Mr. Musetti was CEO of Nanopower Technologies, a developer and manufacture of Radio Frequency Identification (RFID) Integrated Circuits, NASA/JPL MEMS Silicon Microgyro microelectronics and advanced CMOS design libraries.

At this time, we do not have an employment agreement with Mr. Musetti. There are no family relationships between Mr. Musetti and any of our members of the Board of Directors or executive officers.

Contemporaneously therewith, Mr. Alan Shinderman tendered his resignation as an officer and director of the Company. Mr. Shinderman’s resignation as an officer and director was effective immediately.

There was no known disagreement with Mr. Shinderman on any matter relating to the Company’s operations, policies or practices.

ITEM 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31th day of July 2008.

ENCRYPTAKEY, INC.

By:	/s/ Louis Jack Musetti
Louis Jack Musetti
Chief Executive Officer and Interim Chief Financial Officer