Form 10-Q
period 2008-06-30
PRIVIAM, INC.
filed 2008-10-01
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16185

PRIVIAM, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The number of shares of common stock outstanding as of June 30, 2008 was 49,042,329.

Priviam, Inc.
Form 10-Q
For the Quarter ended June 30, 2008

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	F-1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2008 and 2007 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Shareholders’ Capital Deficit for the Three and Six Month Periods Ended June 30, 2008 and 2007 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Three and Six Month Periods Ended June 30, 2008 and 2007 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4	Controls and Procedures	6

PART II OTHER INFORMATION
Item 1	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Upon Senior Securities	8

Item 4	Submission of Matters to a Vote of Security Holders	8

Item 5	Other Information	8

Item 6	Exhibits	9

SIGNATURES		10

CERTIFICATIONS

Item 1.  Condensed Consolidated Financial Statements

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Priviam, Inc. (formerly EncryptaKey, Inc)
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Priviam, Inc. (A Development Stage Company) as of June 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2008 and June 30, 2007, and from inception on June 24, 2003 through June 30, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Priviam, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated June 28, 2008, we expressed an unqualified opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
September 22, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

Balance Sheets
(unaudited)

	June 30,	2007
	2008	(Audited)
ASSETS

Current Assets
Cash	$58,362	$-

Total Current Assets	58,362	-

Total Assets	$58,362	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$-	$59,478
Notes Payable - Shareholders	94,950	1,204,950

Total Liabilities	94,950	1,264,428

Stockholders' Deficit

Preferred Stock, authorized
20,000,000 shares, par value $0.0001,
no preferred stock is outstanding	-	-

Common Stock, authorized
100,000,000 shares, par value $0.0001,
issued: 55,178,449 and 51,228,450;
outstanding: 49,042,329 and 45,228,450 on
June 30, 2008 and December 31, 2007 respectively	5,519	5,124

Paid in Capital	3,838,442	2,633,887

Accumulated Deficit During
Development Stage	(3,689,163)	(3,712,053)

Common Stock in Treasury: 6,136,120 shares
at cost	(191,386)	(191,386)

Total Stockholders' Deficit	(36,588)	(1,264,428)

Total Liabilities and Stockholders' Deficit	$58,362	$-

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

Statements of Operations
(unaudited)

					June 24, 2003
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to June 30,
	2008	2007	2008	2007	2008
Operating Expenses
General and Administrative	$12,098	$258,479	$2,098	$351,505	$338,559
Interest Expense	90	1,106	10,090	1,106	13,613
Advertising and Promotion	-	77,429	-	127,651	129,961
Research and Development	-	656,000	-	1,356,000	1,066,327
Professional Fees	24,400	199,161	24,400	302,510	58,400

Total Expenses	36,588	1,192,175	36,588	2,138,772	1,606,860

Net (Loss) before Extraordinary Items	(36,588)	(1,192,175)	(36,588)	(2,138,772)	(1,606,860)

Extraordinary Items
Loss on Discontinued Operations	-	-	-	-	(2,231,657)
Gain on Forgiveness of Debt	-	-	59,478	-	149,310
Interest Income	-	-	-	-	44

Net Income/(Loss)	$(36,588)	$(1,192,175)	$22,890	$(2,138,772)	$(3,689,163)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted Average
Number of Shares	47,067,230	50,978,771	47,067,230	50,978,771

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

Statements of  Shareholders’ Equity
(unaudited)

							Deficit
							Accumulated
	Issue	Price Per	Common Stock		Paid in	Subscriptions	During the Development	Treasury	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Stock	Equity
Balance at inception, June 24, 2003			25,000,000	$2,500	$502	$-	$(4,502)		$(1,500)

Adjustment effected in reverse
acqusition	15-Aug-03	$0.002	56,855,000	5,686	111,944		4,502		122,132

Net (Loss)							(152,649)		(152,649)

Balance, December 31, 2003			81,855,000	8,186	112,446	-	(152,649)	-	(32,017)

Common shares issued for cash	15-Mar-04	$0.04	375,000	38	14,962				15,000
Common shares issued for cash	15-Jul-04	$0.10	2,500,000	250	249,750				250,000

Net (Loss)							(186,297)		(186,297)

Balance, December 31, 2004			84,730,000	8,474	377,158	-	(338,946)	-	46,686

Common shares re-purchased by
the Company and retired	01-Jan-05	$0.001	(46,655,000)	(4,666)	(38,541)				(43,207)

Net (Loss)							(87,334)		(87,334)

Balance, December 31, 2005			38,075,000	3,808	338,617	-	(426,280)	-	(83,855)

Common shares issued for
purchase of technology	28-Sep-06	$0.0001	5,500,000	550					550

Common shares issued for cash	12-Dec-06	$0.30	6,284,000	628	1,884,572	(500,000)			1,385,200

Net (Loss)							(1,054,117)		(1,054,117)

Balance, December 31, 2006			49,859,000	4,986	2,223,189	(500,000)	(1,480,397)	-	247,778

Cash received on subscriptions						500,000			500,000

Common shares issued for cash	07-Feb-07	$0.30	733,330	74	219,926				220,000

Common shares issued to purchase assets	07-Feb-07	$0.30	636,120	64	190,772				190,836

Common shares returned to
treasury for sale of assets	15-Nov-07		(6,136,120)					(191,386)	(191,386)

Net (Loss)							(2,231,656)		(2,231,656)

Balance, December 31, 2007			45,092,330	5,124	2,633,887	-	(3,712,053)	(191,386)	(1,264,428)

Common shares issued to settle debt	31-Mar-08	$0.31	3,949,999	395	1,204,555				1,204,950

Net (Loss)							22,890		22,890

Balance, June 30, 2008			49,042,329	$5,519	$3,838,442	$-	$(3,689,163)	$(191,386)	$(36,588)

On August 7, 2006 the Company exercised a 5:1 forward stock split that has been retroactively applied to this schedule thereby increasing the number of shares issued and decreasing the price per share.

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

Statements of Cash Flows

					June 24, 2003
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating Activities

Net Profit / (Loss)	$(36,588)	$(1,192,175)	$22,890	$(2,138,772)	$(3,689,163)

Adjustments to reconcile Net (Loss) to cash:
Stock Issued to founders	-	-	-	-	3,002
Gain on Forgiveness of Debt	-	-	(59,478)	-	(59,478)
Adjustment for reverse acquisition	-	-	-	-	117,630
Stock issued to purchase asset	-	-	-	190,856	-
Depreciation and Amortization	-	3,847	-	7,334	-
Changes in Assets and Liabilities
(Increase)/Decrease in Employee Loans	-	(3,697)	-	-	-
Increase/(Decrease) in Accounts Payable	-	204,321	-	204,321	59,478
Increase/(Decrease) in Wages Payable	-	-	-	-	-

Net Cash (Used) by Operating Activities	(36,588)	(987,704)	(36,588)	(1,736,261)	(3,568,531)

Investment Activities
Treasury Stock	-	-	-	-	(191,386)
Stock Issued for asset purchase	-	-	-	-	191,386
Equipment (Purchase)/Sale	-	(54,120)	-	(254,023)	-

Cash Used by Investment Activities	-	(54,120)	-	(254,023)	-

Financing Activities
Net Proceeds/(repayment) from loans	94,950	794,965	94,950	1,104,965	94950
Related Parties	-	-	-	-	-
Stock issued to settle debt	-	-	-	-	1,204,950
Purchase and Cancellation of Treasury Stock	-	-	-	-	(43,207)
Proceeds from sale of Common Stock	-	-	-	719,980	2,370,200

Cash Provided by Financing Activities	94,950	794,965	94,950	1,824,945	3,626,893

Net Increase/(Decrease) in Cash	58,362	(246,859)	58,362	(165,339)	58,362

Cash, Beginning of Period	-	264,377	-	186,554	-

Cash, End of Period	$58,362	$17,518	$58,362	$21,215	$58,362

Cash Paid For:
Interest	$-	$-	$-	$-	$13,556
Income Taxes	$-	$-	$-	$-	$-

Non-cash Activities:
Stock Issued to founders	$-	$-	$-	$-	$3,002
Gain of Forgiveness of Debt	$59,478	$-	$59,478	$-	$59,478
Adjustment for reverse acquisition	$-	$-	$-	$-	$117,630
Stock Issued to settle Debt	$1,204,950	$-	$1,204,950	$-	$1,204,950
Stock issued to purchase assets	$-	$190,856	$-	$190,856	$191,386
Stock returned to treasury for sale of assets	$-	$-	$-	$-	$(191,386)
Depreciation and Amortization	$-	$3,487	$-	$3,487	$-

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007)

NOTE 1.        GENERAL ORGANIZATION AND BUSINESS

Priviam, Inc. (the Company), was incorporated in the state of New Jersey on April 6, 2000 as Segway VI Corp.  The company has undergone the following name changes: on August 13, 2003 to 3DLP International Inc., on April 19 2004 to Futomic Industries Inc.; on February 19, 2007, to EncryptaKey, Inc. and finally on July 1, 2008 subsequent to the date of these statements to Priviam, Inc.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	30-Jun-2008	31-Dec-2007

Numerators for Basic and Diluted EPS	$(32,890)	$(2,231,657)
Net income/(loss) to common shareholders

Denominators for Basic and Diluted EPS	50,978,771	45,092,229
Weighted average of shares outstanding

Basic and Diluted Earnings/(Loss) Per Share	$(0.00)	$(0.05)

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

NOTE 3.        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company is in its development stage and has never generated revenues.  The Company has accumulated a loss of $3,679,163 during its development stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

During 2003, the Company issued 81,855,000 post-split shares of common stock in the following transactions:

·	On June 24, 2003, the Company issued 25,000,000 shares to its founder for $3,002.

·
On August 15, 2003 the Company issued 56,855,000 common shares to execute the acquisition of Selectrics Corporation in a one for one share exchange for a value of $121,882.  This acquisition was recorded as a reverse merger with Selectrics the surviving historical accounting company.  Accordingly, the equity and accumulated deficit are adjusted to reflect Seletrics history.

During 2004, the Company issued 2,875,000 post-split shares of common stock in the following transactions:

·	On March 15, 2004, the Company issued 375,000 shares for $15,000 cash in a private placement.

·	On July 23, 2004 the Company issued 2,500,000 shares in a private placement for $250,000 cash.

During 2005, the Company received 46,655,000 common shares into its treasury from a shareholder for cash and other property valued at $43,207.

During 2006, the Company issued 11,784,000 shares of common stock in the following transactions:

·
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

·
On December 12, 2006, the Company issued 6,284,000 common shares in a private offering at $0.30 per share for $1,385,200 and $500,000 subscriptions receivable.  The Company extended the closing of the offering to February 7, 2007.

During 2007, the Company issued 1,369,450 common shares in the following transactions:

·	On February 7, 2007 the Company issued 733,330 common shares in a private offering at $0.30 per share for $220,000 and received cash on outstanding subscription receivable in the amount of $500,000.

·	On February 7, 2007 the Company issued 636,120 common shares at $0.30 per share to purchase fixed assets valued at $190,836.

·	On November 15, 2007 the Company received the return of 6,136,120 shares for the sale of all assets with a total net value of $191,386. The shares have not been cancelled and are held in treasury.

During 2008, the Company issued 3,949,999 common shares in the following transactions:

·	On March 31, 2008 the Company issued 3,949,999 common shares in settlement and release of $1,204,950 in notes payable.

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

During the three months ended June 30, 2008 the Company received $94,950 in operational loans from a company shareholder.

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

On August 28, 2008 the Company approved the issue of 12,000,000 Common shares for executive compensation and 5,000,000 Common Shares for certain assets contributed to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this quarterly report, references to “Priviam, Inc.”, “Priviam”, “the Company”, “we”, “us”, and “our” refer to Priviam, Inc.

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

Business Overview

Priviam, Inc. (the “Company”) was incorporated in the State of New Jersey on April 6, 2000 under the name Segway VI Corp.  The Company amended its Articles of Incorporation on August 29, 2003, changing its name to 3DLP International Inc. and again on August 29, 2005, changing its name to Futomic Industries, Inc. Subsequently, the Company amended its Articles of Incorporation on March 12, 2007, changing its name from Futomic Industries, Inc. to EncryptaKey, Inc.  Recently, the Company amended its Articles of Incorporation to change its name from EncryptaKey, Inc. to Priviam, Inc. on August 1, 2008.

The PriviCom™ product line offers financial, medical, Federal government and Department of Defense users with the means to access secure, sensitive information with reasonably priced and easily mass deployed devices that connect to their current portable/mobile computer assets, which ”securely" reach back to their IT Operations Centers/Network servers or desktops.

The PriviCom G2™ is a based on a non-biometric 2-Gigabyte USB FLASH or (Thumb) Drive, while the PriviCom G2 B ™ is based on a 2-Gigabyte USB Biometric thumb Drive, both based on Commercial off the Shelf (COTS) thumb and biometric thumb drives.  These drives are able to take over any PC-based system and initiate a secure point-to-point connection to the end user’s desktop, network or server.  There is no data left on the PC-based system once the end-user completes the processing.  Special options allow the end-user to activate any number of applications, which are all controlled by the network administrator.  The solution is scalable and does not require extensive system integration and/or network configurations.  PriviCom uses the latest IPSEC standards; thus enforcing current security architecture, posture and protocols.

PriviCom USB thumb drives are read-only device.  Consequently, nothing can be written to it during processing.  This translates to secure classified data remaining in its proper repository.  Moreover, this means that it is impossible for anything to be transmitted back into the classified repository when using the PriviCom USB thumb drives.

*A thumb drive is portable memory storage.  It is re-writeable and holds its memory without a power supply, unlike RAM.  Thumb drives will fit into any USB port on a computer.  They will also "hot swap," which means a user can plug the drive into a computer and will not have to restart it to access the thumb drive.  The drives are small, about the size of a human thumb - hence, their name - and are very stable memory storage devices.

Plan of Operation in the Next 12 Months

Our company is at the launch stage of business, having just developed our first product, begin staffing and in the process of booking our first national pilot programs.

Results of Operations for the three months ended June 30, 2008 and 2007

We did not earn any revenue for the three month period ended June 30, 2008, nor did we earn any revenue for the three month period ended June 30, 2007.

We incurred expenses in the amount of $0 for the three month period ended June 30, 2008, compared to $2,138,772 for the same period the prior year. The decrease in expenses can be attributed primarily to discontinuing operations.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets and current liabilities in the amount of $0, with a working capital in the amount of $0. As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $3,689,163 for the period from inception (June 24, 2003) through June 30, 2008 and are not presently generating any revenue. We do not anticipate generating any revenue in 2008. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally, achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Statement No. 151 Inventory Costs - an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

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

The adoption of these Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of June 30, 2008, as discussed below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there were an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Other than the legal proceeding pending against the company are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, through June 30, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on July 30, 2008.  There were no material changes from the risk factors during the three months ended June 30, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2008, the Company issued Louis Jack Musetti, its new Chief Executive Officer, an aggregate of 19,500,000 shares of the Company’s common stock, in exchange for serving as the Company’s Chief Executive Officer.

On the same date, the Company issued 25,000,000 shares of its common stock to Musetti & Associates, LLC in exchange for the contribution of certain assets to the Company.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On July 26, 2008, shareholders holding a majority of the issued and outstanding shares of our common stock approved by written consent an amendment to our Certificate of Incorporation, changing our name to Priviam, Inc., increasing the authorized shares from 100,000,000 to number of authorized shares of common stock, par value $0.0001 per share, of the Company from 100,000,000 shares to 500,000,000 shares; and amending the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock of the Company at a ratio of one (1) for 3.25.  On July 12, 2008, we mailed shareholders who did not vote on the amendment an information statement describing the aforementioned events and are in the process of amending our Articles of Incorporation to effect these changes on July 31, 2008.   On August 1, 2008, the Company filed a Restated Certificate of Incorporation reflecting the aforementioned changes.

ITEM 5.  Other Information

Departure of Directors or Certain Officers; Appointment of Certain Officers

On August 19, 2008, the Board appointed Daniel Urrea, Tommy Stiansen, Val Horvatich and Richard Urrea to serve as directors of the Company.

On August 28, 2008, the Board appointed Daniel Urrea, to serve as Chief Financial Officer of the Company.

Daniel Urrea is the Chief Financial Officer and Director of Priviam, Inc.  He has held the top financial positions in both Sycom International, Inc. and Klaire International, Inc.  In 1995, Mr. Urrea earned his bachelor's degree in Business Administration with a concentration in Finance from the Robert O. Anderson School of Business at the University of New Mexico.

Tommy Stiansen is the Chief Technical Officer and Director of Priviam.  He founded Pluto Communications in 2002.  Tommy has held previous positions as Director of Research and Development at Combitel Networks AS, and in the technical project management at SAS.  He has participated in several development environments within Unix and Linux.  For the last four years, he has specialized in development for billing and management solutions for telecom systems and in specialized network security.

Val Horvatich is a Director of Priviam.  He has extensive experience in the high tech sectors of defense and aerospace industries, covering ground vehicles, aviation and soldier related systems and electronics.  He has held executive level positions in General Management, Operations and Engineering for BAE Systems Inc., Armor Holdings Inc. and United Defense Industries, and has successfully established and led startup businesses for three separate organizations.  Mr. Horvatich also supported Mr. Musetti as an operations consultant during the successful startup and establishment of Mobile Dynamics, a developer of secured high-speed communications solutions for DoD.  Recently, as Vice President and General Manager of Firetrace Aerospace, Mr. Horvatich established a firm industry lead position for this startup, taking sales to $15M/yr in eighteen months.  Mr. Horvatich holds a B.S in Engineering, Industrial Management from the California State University – San Jose

Richard Urrea is a Director of Priviam.  Rick was the President of the oil-industry data communications firm Sycom International, Inc. (1997 to 1999). While there he led the company from the start up to the rollout of its national marketing plan and to the implementation of its manufacturing plan. In addition he served as President of Klaire International Ltd., a distributor of automotive parts in Latin America. Rick received his Bachelor's of Business Administration in Marketing and Business Broadcasting from Baylor University's Hankammer School of Business in 1989.

ITEM 6.  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of Priviam, Inc. (f/k/a EncryptaKey, Inc.), dated August 1, 2008 (incorporated by reference to Current Report on Form 8-K filed on August 7, 2008).

3.2	By-laws, as amended. (Incorporated by reference to Current report on Form 8-K filed on October 4, 2006)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of September 2008.

PRIVIAM, INC.

By:	/s/ Louis Jack Musetti
Louis Jack Musetti
Chief Executive Officer and Interim Chief Financial Officer

By:	/s/ Daniel Urrea
Louis Daniel Urrea
Chief Financial Officer