Form 10-Q
period 2008-09-30
PRIVIAM, INC.
filed 2008-11-19
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares of common stock outstanding as of November 19, 2008 was 43,804,682.

Priviam, Inc.
Form 10-Q
For the Quarter ended September 30, 2008

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Capital Deficit for the Three and Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Month Periods Ended June 30, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	19

PART II OTHER INFORMATION
Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	21

SIGNATURES		22

CERTIFICATIONS

Item 1.  Condensed Consolidated Financial Statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

Balance Sheets
(Unaudited)

		December 31,
	September 30,	2007
	2008	(Audited)
ASSETS

Current Assets
Cash	$15,506	$-
Prepaid Expense	5,034	-

Total Current Assets	20,540	-

Fixed Assets
Office Equipment-net	3,126
Program Software-net	3,000

Total Fixed Assets	6,126	-

Total Assets	$26,666	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$25	$59,478
Notes Payable - Shareholders	119,950	1,204,950

Total Liabilities	119,975	1,264,428

Stockholders' Deficit

Preferred Stock, authorized
20,000,000 shares, par value $0.0001,
no preferred stock is outstanding	-	-

Common Stock, authorized
500,000,000 shares, par value $0.0001,
issued: 43,804,682 and 15,762,600;
outstanding: 41,916,6459 and 13,874,563 on
September 30, 2008 and December 31, 2007
respectively	4,381	1,576

Paid in Capital	3,845,713	2,637,435

Accumulated Deficit During
Development Stage	(3,752,017)	(3,712,053)

Common Stock in Treasury: 1,888,037 shares
at cost	(191,386)	(191,386)

Total Stockholders' Deficit	(93,309)	(1,264,428)

Total Liabilities and Stockholders' Deficit	$26,666	$-

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Statements of Operation
(Unaudited)

					June 24, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Operating Expenses
General and Administrative	$37,641	$74,479	$39,829	$425,984	$376,291
Interest Expense	-	8,927	10,000	10,033	13,523
Advertising and Promotion	-	33,478	-	161,129	129,961
Research and Development	-	85,000	-	1,441,000	1,066,327
Professional Fees	25,213	6,565	49,613	309,075	83,613

Total Expenses	62,854	208,449	99,442	2,347,221	1,669,715

Net (Loss) before Extraordinary Items	(62,854)	(208,449)	(99,442)	(2,347,221)	(1,669,715)

Extraordinary Items
Loss on Discontinued Operations	-	-	-	-	(2,231,657)
Gain on Forgiveness of Debt	-	-	59,478	-	149,310
Interest Income	-	-	-	-	44

Net Income/(Loss)	$(62,854)	$(208,449)	$(39,964)	$(2,347,221)	$(3,752,018)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.00)	$0.00	$(0.05)

Weighted Average
Number of Shares	20,031,734	50,978,771	20,031,734	50,978,771

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)
From June 24, 2003 (inception) to September 30, 2008

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Treasury	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Stock	Equity
Balance at inception, June 24, 2003			7,692,308	$769	$2,233	$-	$(4,502)		$(1,500)

Adjustment effected in reverse
acqusition	15-Aug-03	$0.007	17,493,846	1,749	115,881		4,502		122,132

Net (Loss)							(152,649)		(152,649)

Balance, December 31, 2003			25,186,154	2,518	118,114	-	(152,649)	-	(32,017)

Common shares issued for cash	15-Mar-04	$0.13	115,385	12	14,988				15,000
Common shares issued for cash	15-Jul-04	$0.32	769,231	77	249,923				250,000

Net (Loss)							(186,297)		(186,297)

Balance, December 31, 2004			26,070,770	2,607	383,025	-	(338,946)	-	46,686

Common shares re-purchased by the
Company and retired	01-Jan-05	$0.003	(14,355,385)	(1,436)	(41,771)				(43,207)

Net (Loss)							(87,334)		(87,334)

Balance, December 31, 2005			11,715,385	1,171	341,254	-	(426,280)	-	(83,855)

Common shares issued for purchase
of technology	28-Sep-06	$0.0003	1,692,308	169	381				550

Common shares issued for cash	12-Dec-06	$0.30	1,933,538	193	1,885,007	(500,000)			1,385,200

Net (Loss)							(1,054,117)		(1,054,117)

Balance, December 31, 2006			15,341,231	1,533	2,226,642	(500,000)	(1,480,397)	-	247,778

Cash received on subscriptions						500,000			500,000

Common shares issued for cash	07-Feb-07	$0.30	225,640	23	219,977				220,000

Common shares issued to purchase assets	07-Feb-07	$0.30	195,729	20	190,816				190,836

Common shares returned to treasury
for sale of assets	15-Nov-07		(1,888,037)					(191,386)	(191,386)

Net (Loss)							(2,231,656)		(2,231,656)

Balance, December 31, 2007			13,874,563	1,576	2,637,435	-	(3,712,053)	(191,386)	(1,264,428)

Common shares issued to settle debt	31-Mar-08	$0.31	1,215,384	122	1,204,828				1,204,950

Common shares issued for executive
compensation	01-Jul-08	$0.00	6,000,000	600	1,350				1,950

Common shares issued for asset acqusiton	01-Jul-08	$0.00	7,692,308	769	1,731				2,500

Common shares returned and cancelled	01-Jul-08	$0.00	(3,692,308)	(369)	369				-

Adjustment to Reconcile to Transfer Agent	01-Jul-08		(183,302)	(18)	-				(18)

Common shares issued for
Executive compensation	28-Aug-08	$0.00	12,000,000	1,200	-				1,200

Common shares issued to purchase	28-Aug-08	$0.00
assets			5,000,000	500	-				500

Common Shares issued for services	28-Aug-08	$0.00	10,000	1	-				1

Net (Loss)							(39,964)		(39,964)

Balance, September 30, 2008			41,916,645	$4,381	$3,845,713	$-	$(3,752,017)	$(191,386)	$(93,309)

On August 7, 2006 the Company exercised a 5:1 forward stock split that has been retroactively applied to this schedule thereby increasing the number of shares issued and decreasing the price per share.

On July 1, 2008 the Company executed a 1:3.25 reverse stock split that has been retroactively applied to this schedule thereby decreasing the number of share issued and increasing the price per share.

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Statement of Cash Flows

					June 24, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating Activities

Net Profit / (Loss)	$(62,854)	$(208,449)	$(39,964)	$(2,347,221)	$(3,752,018)

Adjustments to reconcile Net (Loss) to cash:
Stock Issued to founders	-	-	-	-	3,002
Stock Issued for Services	6,133		6,133		6,133
Gain on Forgiveness of Debt	-	-	(59,453)	-	(59,478)
Adjustment for reverse acquisition	-	-	-	-	117,630
Stock issued to purchase asset	-	-	-	190,836	191,386
Depreciation and Amortization	-	9,195	-	16,529	-
Changes in Assets and Liabilities
(Increase)/Decrease in Employee Loans	-	(200)	-	(3,897)	-
(Increase)/Decrease in Prepaid Exepsne	(5,034)		(5,034)		(5,034)
Increase/(Decrease) in Accounts Payable	25	84,598	-	288,919	59,503
Increase/(Decrease) in Wages Payable	-	-	-	-	-

Net Cash (Used) by Operating Activities	(61,730)	(114,856)	(98,318)	(1,854,834)	(3,438,876)

Investment Activities
Treasury Stock	-	-	-	-	(191,386)
Stock Issued for asset purchase	(3,000)	-	(3,000)	-	(3,000)
Equipment (Purchase)/Sale	(3,126)	-	(3,126)	(254,023)	(3,126)

Cash (Used) by Investment Activities	(6,126)	-	(6,126)	(254,023)	(197,512)

Financing Activities
Net Proceeds/(repayment) from loans	25,000	99,985	119,950	1,204,950	119950
Related Parties	-	-	-	-	-
Stock issued to settle debt	-	-	-	-	1,204,951
Purchase and Cancellation of Treasury Stock	-	-	-	-	(43,207)
Proceeds from sale of Common Stock	-	-	-	720,000	2,370,200

Cash Provided by Financing Activities	25,000	99,985	119,950	1,924,950	3,651,894

Net Increase/(Decrease) in Cash	(42,856)	(14,871)	15,506	(183,907)	15,506

Cash, Beginning of Period	58,362	17,518	-	186,554	-

Cash, End of Period	$15,506	$2,647	$15,506	$2,647	$15,506

Cash Paid For:
Interest	$-	$-	$-	$-	$13,556
Income Taxes	$-	$-	$-	$-	$-

Non-cash Activities:
Stock Issued to founders	$-	$-	$-	$-	$3,002
Gain of Forgiveness of Debt	$-	$-	$59,478	$-	$59,478
Adjustment for reverse acquisition	$-	$-	$-	$-	$117,630
Stock Issued for services	$6,133	$-	$6,133	$-	$6,133
Stock Issued to settle Debt	$-	$-	$1,204,950	$-	$1,204,950
Stock issued to purchase assets	$3,000	$-	$3,000	$190,836	$194,386
Stock returned to treasury for sale of assets	$-	$-	$-	$-	$(191,386)
Depreciation and Amortization	$-	$3,487	$-	$3,487	$-

The accompanying notes are an integral part of these statements

Priviam, Inc.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007)

NOTE 1.                                GENERAL ORGANIZATION AND BUSINESS

Priviam, Inc. (the Company), was incorporated in the state of New Jersey on April 6, 2000 as Segway VI Corp.  The company has undergone the following name changes: on August 13, 2003 to 3DLP International Inc., on April 19 2004 to Futomic Industries Inc.; on February 19, 2007, to EncryptaKey, Inc. and finally on July 1, 2008 to Priviam, Inc.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	30-Sep-2008	31-Dec-2007
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(39,964)	$(2,231,657)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	20,031,734	45,092,229

Basic and Diluted Earnings/(Loss) Per Share	$(0.00)	$(0.05)

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

NOTE 3.                                GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company is in its development stage and has never generated revenues.  The Company has accumulated a loss of $3,752,018 during its development stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

The Company continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.                                STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized 20,000,000 shares of preferred stock at a $0.0001 par value and currently has zero shares of preferred stock issued and outstanding.

Common Stock

As of July 1, 2008 the Company increased its authorization to issue 500,000,000 shares of common stock, par value $0.0001 per share.  On August 7, 2006, the Company exercised a five for one forward stock split.  On July 30, 2008 the Company executed a 1:3.25 reverse stock split.  All share amounts herein are adjusted to give effect to both stock splits and the adjusted equity resulting from the August 15, 2003 reverse merger.

During 2003, the Company issued 25,186,154 post-split shares of common stock in the following transactions:

•	On June 24, 2003, the Company issued 7,692,308 post-split shares to its founder for $3,002.

•
On August 15, 2003 the Company issued 17,493,846 common shares to execute the acquisition of Selectrics Corporation in a one for one share exchange for a value of $117,630.  This acquisition was recorded as a reverse merger with Selectrics the surviving historical accounting company.  Accordingly, the equity and accumulated deficit are adjusted to reflect Seletrics history.

During 2004, the Company issued 884,616 post-split shares of common stock in the following transactions:

•	On March 15, 2004, the Company issued 115,385 shares for $15,000 cash in a private placement.

•	On July 23, 2004 the Company issued 769,231 shares in a private placement for $250,000 cash.

During 2005, the Company received 14,355,385 post-split common shares into its treasury from a shareholder for cash and other property valued at $43,207.

During 2006, the Company issued 3,625,826 post-split shares of common stock in the following transactions:

•
On September 28, 2006, the Company entered into an Asset Purchase Agreement with Owen Consulting LLC to acquire the right, title and interest in technology commonly known as the EncryptaKey Secure communication Portal by issuing 1,692,308 shares of common stock at $0.0001 per share.  The technology and associated intellectual property has been memorialized by patent application.  However, it is still in development and the associated costs are expensed to research and development.  Because of the limited public market for the Company stock, Par-value of the pre-split shares ($550) was used to record this transaction.

•
On December 12, 2006, the Company issued 1,933,538 common shares in a private offering at $0.30 per pre-split share for $1,385,200 and $500,000 subscriptions receivable.  The Company extended the closing of the offering to February 7, 2007.

During 2007, the Company issued 421,369 post-split common shares in the following transactions:

•
On February 7, 2007 the Company issued 225,640 common shares in a private offering at $0.30 per pre-split share for $220,000 and received cash on outstanding subscription receivable in the amount of $500,000.

•	On February 7, 2007 the Company issued 195,729 common shares at $0.30 per pre-split share to purchase fixed assets valued at $190,836.

•
On November 15, 2007 the Company received the return of 1,888,037 post-split shares for the sale of all assets with a total net value of $191,386. The shares have not been cancelled and are held in treasury.

During 2008, the Company issued 28,042,082 post-split common shares and cancelled 3,875,610 post-split common shares in the following transactions:

•	On March 31, 2008 the Company issued 1,215,384 common shares in settlement and release of $1,204,950 in notes payable.

•	On July 1, 2008 the Company issued 6,000,000 post-split common shares at $0.0001 par value for 19,500,000 pre-split shares or $1,950 for executive services.

•	On July1, 2008 the Company issued 7,692,308 post-split common shares at $0.0001 par value for 25,000,000 pre-split shares or $2,500 for the acquisition of certain program software assets.

•	On July 1, 2008 the Company received the return and cancelled 3,692,308 post-split common shares.

•	On July 1, 2008 the Company adjusted its Stockholders equity to reconcile with the transfer agent records by reducing the reported outstanding shares by 183,302 common shares.

•
On August 28, 2008 the Company issued 12,000,000 common shares at par-value of $1,200 for executive compensation; 5,000,000 common shares at par value of $500 to acquire certain program software assets; and issued 10,000 common shares at par value of $1 as an incentive to make a $5,000 loan to the company.

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

NOTE 9.                                NOTES PAYABLE - SHAREHOLDERS

During the year ended December 31, 2007 the Company had received a total of $1,204,950 in loans from company shareholders that have been settled through the issue of 1,215,384 post-split shares of commons stock.

During the nine months ended September 30, 2008 the Company received $119,950 in operational loans from a company shareholder.

NOTE  10.                                 THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) SFAS 157-163 and their effect on the Company.

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Adoption of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Business Overview

Priviam, Inc. (the “Company”) was incorporated in the State of New Jersey on April 6, 2000 under the name Segway VI Corp.  The Company amended its Articles of Incorporation on August 29, 2003, changing its name to 3DLP International Inc. and again on August 29, 2005, changing its name to Futomic Industries, Inc. Subsequently, the Company amended its Articles of Incorporation on March 12, 2007, changing its name from Futomic Industries, Inc. to EncryptaKey, Inc.  On August 1, 2008, the Company amended its Articles of Incorporation to change its name from EncryptaKey, Inc. to Priviam, Inc. on August 1, 2008.

On August 28, 2008, the Company entered into an asset purchase agreement with Nexicon, Inc., pursuant to which we acquired all right, title and interest in the NexiOne device and all intellectual property related thereto in exchange for 5,000,000 shares of the Company’s common stock.  The NexiOne device is a mobile enterprise security device which performs similar functions to the PriviCom™ product line currently being developed by the Company.

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

Plan of Operation in the Next 12 Months

Our company is at the launch stage of business, having just developed and tested our first product, begin staffing and in the process of booking our first national pilot programs.  Our company has secured third party device manufacturer and is completing supporting server and applications software bundle in support of ongoing pilot programs.

Results of Operations for the three months ended September 30, 2008 and 2007

We did not earn any revenue for the three month period ended September30, 2008, nor did we earn any revenue for the three month period ended September 30, 2007.

We incurred expenses in the amount of $62,854 for the three month period ended September 30, 2008, compared to $208,449 for the same period the prior year. The decrease in expenses can be attributed primarily to discontinuing operations.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets and current liabilities in the amount of $20,540, with a working capital deficit in the amount of $99,435. As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

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

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $3,752,017 for the period from inception (June 24, 2003) through September 30, 2008 and are not presently generating any revenue. We do not anticipate generating any revenue in 2008. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally, achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of September 30, 2008, as discussed below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there were an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While management does not believe these matters will have a material effect on the Company’s financial statements, litigation is subject to inherent uncertainties, and an adverse result could arise from time to time that may harm the Company’s business, financial condition and results of operations. The Company and its subsidiaries are involved in the following:

In November, 2008, the Company filed suit in Superior Court of California in Orange County against its former Chief Executive Officer, Kelly Owen and his related entities, Owen Consulting LLC and Encryptakey, Inc., a Nevada corporation alleging breach of fiduciary duties, conversion and fraud.  The Company is seeking compensatory and punitive damages relating to the defendants’ alleged misappropriation of Company funds.  This action is currently pending.

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on July 30, 2008.  There were no material changes from the risk factors during the three months ended September30, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2008, in connection with the acquisition of the assets of Nexicon, Inc., the Company issued an aggregate of 5,000,000 shares of the Company’s common stock to Nexicon, Inc..

In addition, on August 28, 2008, the Company issued an aggregate of 8,000,000 shares of the Company’s common stock to certain employees of the Company in accordance with the terms of their respective employment agreements.  In addition, the Board of Directors of the Company authorized the issuance of 4,000,000 shares of the Company’s common stock to a member of the Company’s Board of Directors as compensation for his service on the Company’s Board.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On August 28, 2008, the Company entered into a technology asset purchase agreement with Nexicon, Inc., pursuant to which the Company acquired all right, title and interest in the NexiOne device and all intellectual property related thereto in exchange for 5,000,000 shares of the Company’s common stock.

On August 28, 2008, the Company entered into an employment agreement with Tommy Stianson, pursuant to which Mr. Stianson agreed to serve as the Company’s Chief Technology Officer.  Pursuant to his employment agreement, Mr. Stianson is entitled to a base salary of $120,000, payment of which shall commence upon the Company completing a financing which results in gross proceeds of $500,000 to the Company.  In addition, pursuant to his employment agreement, Mr. Stainson was issued an aggregate of 4,000,000 shares of the Company’s common stock.  He is also entitled to an annual discretionary bonus.  The term of his employment agreement is 3 years.  In the event Mr. Stainson’s employment agreement is terminated, other than for cause and other than in a change of control transaction in which he is offered employment byu the successor company, Mr. Stianson shall be entitled to receive all compensation due to him for the remaining term of the agreement.

On August 28, 2008, the Company entered into an employment agreement with Daniel Urrea, pursuant to which Mr. Urrea agreed to serve as the Company’s Chief Financial Officer.  Pursuant to his employment agreement, Mr. Urrea is entitled to a base salary of $60,000, payment of which shall commence upon the Company completing a financing which results in gross proceeds of $500,000 to the Company.  In addition, pursuant to his employment agreement, Mr. Urrea was issued an aggregate of 4,000,000 shares of the Company’s common stock.  He is also entitled to an annual discretionary bonus.  The term of his employment agreement is 3 years.  In the event Mr. Urrea’s employment agreement is terminated, other than for cause and other than in a change of control transaction in which he is offered employment byu the successor company, Mr. Urrea shall be entitled to receive all compensation due to him for the remaining term of the agreement.

ITEM 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of Priviam, Inc. (f/k/a EncryptaKey, Inc.), dated August 1, 2008 (incorporated by reference to Current Report on Form 8-K filed on August 7, 2008).

3.2	By-laws, as amended. (Incorporated by reference to Current report on Form 8-K filed on October 4, 2006)

10.1	Technology Asset Purchase Agreement by and Between the Company and Nexicon, Inc.

10.2	Employment Agreement of Tommy Stianson

10.3	Employment Agreement of Daniel Urrea

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November2008.

PRIVIAM, INC.

By:	/s/ Louis Jack Musetti
Louis Jack Musetti
Chief Executive Officer and Interim Chief Financial Officer

By:	/s/ Daniel Urrea
Louis Daniel Urrea
Chief Financial Officer