Form 10-K
period 2008-12-31
PRIVIAM, INC.
filed 2009-05-12
CIK 1120088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐   Yes     ☒   No

The aggregate market value of the voting stock held by non-affiliates of the Registrant:  N/A

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of April 15, 2009 was 44,193,528.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

  PART I

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Priviam, Inc.”,  “Priviam”, “the Company”, “we”, “us”, and “our” refer to Priviam, Inc.

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

Item 1. Description of Business

Business Development

Priviam, Inc. was incorporated in the state of New Jersey on April 6, 2000 as Segway VI Corp.  The company has undergone the following name changes: on August 13, 2003 to 3DLP International Inc., on April 19 2004 to Futomic Industries Inc.; on February 19, 2007, to EncryptaKey, Inc. and finally on August 1, 2008 to Priviam, Inc.

On August 1, 2008, Priviam filed a Restated Certificate of Incorporation (the “Restated Certificate:”) to (i) change the Company’s name from EncryptaKey, Inc. to Priviam, Inc.; (ii) increase the number of authorized shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company from 100,000,000 shares to 500,000,000 shares; and (iii) authorize a reverse stock split at a ratio of one (1) for 3.25 of the issued and outstanding shares of Common Stock of the Company.   The changes reflected by the Restated Certificate are effective as of August 1, 2008.

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

Business and Plan of Operation

We have completed our technology development and pilot system, which we call “PriviCom,” which functions so as to allow a user to (1) manage his finances, (2) shop online, and (3) access his home or work computer remotely and securely. The PriviCom hardware device is based on low cost Commercial off the Shelf (COTS) hardware which we procure from third party vendors and do not require manufacturing by Priviam. As we enter into established pilot programs and product / service launch we have created a product offering and delivery model which substantially reduces our financial challenges regarding deployment. Priviam is now postured to be able to deliver a viable product to market. The PriviCom hardware utilizes biometric and non-biometric data to secure personal and financial information.

We believe that our Priviam technology has the potential to effectively address a number of security issues plaguing financial institutions and individuals alike. Industry research suggests that identity fraud, bank and credit card fraud and corporate espionage costs have risen to $100B and is ever increasing.

The PriviCom biometric USB “Thumb Drive” provides a pad which will read and verify a user’s thumbprint without the need of login. Our lower cost non-biometric version uses several levels of encrypted login and does not require biometrics. The USB drives can be any available size with a minimum of 1 Gigabyte and are programmed with the proprietary operating system along with additional space (several Gigabytes if required) for holding user data. This flash drive will be partitioned so that the data is kept separate from the operating system. The system is designed so that all attempts to physically access the flash drive will be futile. Further, attempts to hack the data from a lost or stolen Priviam will be fruitless as the user’s fingerprint and or multi level encrypted login is required to replicate the unique access code.

When an end-user receives or purchases a PriviCom USB drive, he or she will first load it with personal and financial information. This will be done by plugging PriviCom directly into the USB port of the user’s personal computer. The computer will then reboot to PriviCom’s proprietary operating system and will connect through our web portal to the user’s financial institutions to download information or perform online financial activities. Once the device is set up with the user’s fingerprint, thereafter PriviCom will know who has logged on because a unique key will have been created using biometric data from the user’s fingerprint as well as his or her login name and password. This will not be able to be duplicated by anyone but the user because of the universal uniqueness of the user’s thumbprint.

Our plan is for Government institutions, financial institutions, Corporate enterprise users, medical institutions and online retailers to insert our server systems to their current systems to recognize users authenticated with PriviCom. We believe that they will do so because of PriviCom’s ability to reduce fraudulent transactions in general, particularly those based on identity theft. There can be no assurance that we will be successful in convincing financial institutions and online retailers to allow their online transaction systems to work with PriviCom.

In addition to providing secure transactions for online financial and retail purchase transactions, we also intend for PriviCom to allow a user to securely access home or work computers over the internet as an alternative to storing sensitive information on a portable laptop. We believe that secure remote access features will appeal to our target customers because the ability to remotely access home and work computers greatly reduces the security risks associated with the potential for having a laptop containing sensitive information on the internal hard drive lost or stolen while traveling. Because sensitive information will no longer need to be kept on the laptop in order for PriviCom users to have access to the information, there is no security risk if the laptop is lost or stolen. Users can remotely and securely access their computers either from laptops or public terminals. No information ever resides on the hard drive of the laptop or terminal, nor is it transmitted over the internet. Therefore, it cannot be intercepted or mined later.

We further believe that with our follow on product PriviCom could potentially supplant traditional credit cards in many face to face retail purchase transactions because of its security features. Despite the recent growth of online retail purchase transactions, a vast number of credit card sales are still face-to-face, Point-of-Service (POS) transactions. We intend to design PriviCom such that once a user’s credit card information is loaded into PriviCom as described above, it can be used for secure POS transactions, provided the retailer has the appropriate hardware and software systems to recognize PriviCom.

Our long term goal with our technology is to have systems in widespread use that will allow a user, when paying for merchandise at a retail counter, to pull out his PriviCom instead of reaching for a credit card. We believe such a use has considerable potential because, whereas credit cards can be lost or stolen and used by others to run up charges, PriviCom will not be able to be used by anyone but the primary user because of the built in biometric security features. In order to pay for merchandise, a user would place his or her thumb on the thumb pad of the PriviCom. PriviCom would read and verify that the thumb print matches the one on file for the registered user. This unlocks PriviCom and allows the user to select which credit or debit card he wishes to use in order to pay for the merchandise, just as if the user was sitting at his or her desktop computer making an online purchase. The user will then press a transmit button while holding PriviCom near the sensor pad of an Automated Teller Machine or Wireless POS Terminal. PriviCom’s low power active RFID transmitter then transmits the requisite information to confirm payment with the merchant and the bank. We have not yet designed or built, even in the prototype phase, the hardware devices and supporting software systems that would allow Priviam to be used in POS transactions. There can be no assurance that we will be able to do so or that we would be able to convince any retail or financial institutions to adopt such systems.

Our first product has been fully developed along with security and provisioning servers, all based on commercially available hardware. In order to launch our product and services, we anticipate that, provided we are successful in raising $1,000,000, we will be able to enter into mass deployment of the system and enter into several pilot programs during 2009. We do not require any facilities or equipment capable of manufacturing PriviCom in commercial quantities, with several vendors in final vetting, we have not yet entered into a finalized contract with a third party vendor.

We have successfully built and tested a pre-production version of our proprietary operating system and successfully installed it on several USB flash drives. We have demonstrated our pilot system to several interested clients during the Fourth Quarter of 2008. We were pleased with the acceptance of our pre-production system. We displayed a working prototype at the Consumer Electronics Show in Las Vegas during the 4th Quarter of 2006. We were pleased with the acceptance of our prototype and were recognized by the trade show organizers with the Best of Show - New Innovations award.

We currently have pilot program interest from Government institutions and Defense prime contractors, financial banking institutions and medical service institutions though we do not presently have any customers or contracts for sales or licensing of any product using PriviCom technology. There can be no assurance that there will be any market demand for any product we may develop.

We currently have forecasted the expenditure of approximately $1.6 million during the next twelve months in order to pilot and launch PriviCom, on sales and marketing, on general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current products.

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

In August of 2008 we entered into an asset purchase agreement with Nexicon, Inc. a Nevada corporation. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in server hardware and software in exchange for 5,000,000 shares of our restricted common stock. The equipment and software we acquired will allow us to continue development of our primary product. We do not anticipate that we will need to acquire a plant or purchase any additional, significant equipment during 2009.

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

A number of technologies and strategies have been developed in the Information Security industry in recent years to address these concerns, including encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, magnetic strip cards, digital certificates, bootable thumb drives, and single sign-on applications. However, the effectiveness of each of these technologies and strategies is dependent upon the most critical and vulnerable component of the security process - positive personal identification and authentication of the individual seeking access.

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

Individual Users

With the ongoing explosion of identity theft and financial fraud in the United States, individuals are now, more than ever, looking for a way to protect their identity and their private information from both online and more traditional theft. Priviam provides a comprehensive solution to the information security issues facing individuals today. We will initially provide security for online transactions, point-of-service retail transactions, internet access, access to financial data and medical records, physical access to buildings and vehicles, and access to desktop or laptop computers. A myriad of other possible future applications suggests that our technology could become the cornerstone for an individual’s complete security solution in the future.

Institutional Users

The key to Priviam’s widespread acceptance and use is the adoption of our technology, products, and services by large, institutional organizations such as financial institutions, internet portals, government agencies, large corporations, and healthcare organizations. They are highly motivated to secure their data and transactions as they book billions of dollars of losses each year as a result of fraud. If they adapt their infrastructure to allow us to provide the solution to their information security issues, it will drive large numbers of individuals who use their products and services to adapt and accept our security solutions as well.

Financial Institutions

The finance industry is initially our primary target market. The nature of the transactions in this industry, both online and face to face, and the level and number of fraudulent transactions in the finance industry make it a perfect fit with our Priviam technology. Priviam will allow users to securely access and manage their bank accounts, stock portfolios, and other financial information.

Corporate Customers

With the ever increasing amount of data to process, companies of every shape and size are struggling with how to best secure their information from internal and external threats. Priviam provides the solution to this problem. Priviam provides intellectual property protection, SOX compliance, secure remote workforce connections, and support for existing network infrastructure designed to protect critical systems. The remote workforce connection application is particularly appealing to corporations as the modern workforce continues to become more mobile each year. When employees log in to a company’s computer network, or even has the capability to do so, that company’s network and the data contained thereon are at risk. By utilizing Priviam, companies can provide a significantly higher level of protection for their data and improved tracking of data access, thus preventing significant losses from fraud, hacking, and sabotage.

Government Agencies

Government agencies, like other large organizations, are concerned with protecting sensitive data, allowing secure access from remote computers, and protecting major systems from malicious attack. The PriviCom solution may enable individuals secure access to various electronic government information and services. In the future, this could evolve into electronic voting, passports, national identity cards or access to social security records. Within the United States government, there are several agencies that could benefit from the PriviCom solution, including Law enforcement (police departments, CIA, FBI, etc.); Homeland Security; Internal Revenue Service; Social Security Administration; and Department of Veterans Affairs. Other national governments around the world have similar agencies, which could similarly benefit from our products and services.

Healthcare Organizations

Constantly seeking ways to bring greater efficiencies to the healthcare market, many companies are offering technical solutions covering every aspect of the healthcare value chain. Because of HIPAA (Health Insurance Portability and Protection Act), one area receiving increasing attention is the Electronic Medical Record (EMR).

From doctors and nurses to technicians and billing clerks, roughly 150 different people have access to at least part of a patient's records during hospitalization. More than 600,000 payers, providers and other entities handle the billing and payment of healthcare transactions. Because of the potential productivity gains, the number one goal for the National Coordinator for Health Information Technology is to build a national electronic health information infrastructure capable of offering Electronic Medical Records (EMR) for most Americans within the next seven years. Priviam believes it can be an important part of that infrastructure.

Other significant segments of the healthcare industry in which we believe Priviam could provide a solution to information access and security issues are hospitals and medical centers; large physician medical groups; claims processing firms; physician offices; and individual patients.

Competition

MasterCard PayPass is a new contactless way to pay. By tapping a card, key fob, or mobile phone, consumers can pay at retail checkout locations. PayPass uses a hidden embedded computer chip and radio frequency antennae. After consumers tap their PayPass at checkout, payment details are sent wirelessly to the MasterCard network, and payment confirmation is sent back. Speed and convenience are the hallmarks of this product. However, should someone steal or find a consumer’s PayPass , there is nothing to prevent them from making charges with the device until the consumer reports it stolen. MasterCard compensates by offering the same liability protection they offer with all their cards.

StealthSurfer is a Windows PC compatible key-sized USB device that is preloaded with Firefox, Anonymizer, RoboForm , and Thunderbird software configured and integrated for optimum privacy. Users insert the device into a computer’s USB port - home computer, laptop, or public terminal - and the computer reboots to the operating system stored on StealthSurfer. Thereafter, all information is run through the StealthSurfer - not the computer’s traditional memory and storage mediums. When using StealthSurfer, all sensitive Internet files such as cookies, internet history, and cache are stored on the StealthSurfer USB device instead of the user’s computer. Password protection maintains the user’s data's privacy and security. StealthSurfer conceals the user’s web surfing habits, files, and visited web sites from anyone who has physical access to the user’s computer as a way of blocking identity theft. StealthSurfer keeps surfing information encrypted, hidden, and anonymous - it protects identities. Passwords are stored on the StealthSurfer with 3DES encryption and allows users to log on to web sites quickly and easily. Advanced and secure E-mail programs are included in StealthSurfer to your portable private email.

Dell, Hewlett-Packard, Sony, IBM, and a myriad of other computer manufacturers now build laptops and even desktop computers with biometric authentication available. Only users with fingerprints, which have been authorized for use on that machine, will be allowed access to the computer, eliminating the need for passwords and allaying many data security concerns. The April 12, 2007 Wall Street Journal reported that approximately 10% of new laptops sold in the United States come equipped with fingerprint sensors.

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

Most certainly, Priviam will face formidable competitive challenges in the near and long term as we compete with other companies who have significantly greater resources than ourselves. While each of these companies, and many others like them, are offering unique solutions to some of the problems facing the information security industry, Priviam offers the highest level of online and in-person identity protection currently known to be available. With five levels of authentication made up of something you have (the key), something you know (user name, password and symbol) and something you are (biometric finger print), Priviam allows users to make credit card purchases, conduct online financial transactions, and access, view and transmit sensitive personal or corporate data with complete confidence.

Major Customers

There is no dependence on one or a few major customers.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the PriviCom Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property. The patent is still pending and has not yet been granted.

In addition to our intellectual property as contained in US patent application number 60745514 and follow on related patent applications, Priviam is in the patent application process of several new and improved patents related to our expanded product and service offerings.

Research and Development

We did not incur any research and development expenditures in the fiscal year ended December 31, 2008. We incurred research and development expenditures in the fiscal year ended December 31, 2006 of approximately $890,000, all of which was related to our Priviam technology.  During 2009 we anticipate spending approximately $250,000 of our total anticipated capital needs of approximately $1.4 million on further research and development of our Priviam technology. The focus of these expenditures during 2009 will be further work on pilot programs and product launch.

Sales and Marketing

We have begun promoting and marketing our products through multiple channels in order to develop pilot projects in our various verticals. We plan to direct our initial marketing effort to target Government services and agencies, corporate enterprise services, financial services, medical data service, and merchant services along with internet retailers. We have and will continue to demonstrate the feasibility of our products to our potential customers via pilot projects. We anticipate we will expend approximately $200,000 during 2009 on sales and marketing activities, including the salaries of any new or existing employees and consultants involved in sales and marketing.

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

If we are unable to establish and maintain relationships with retailers and insurance providers or attract franchisees, we may not be able to continue our operations

We intend to establish relationships with retailers and insurance providers.  However, there is intense competition for these relationships and we may not be able to attract and retain these groups’ interest in light of competitors with larger budgets and pre-existing relationships.  In addition, if we are unable to develop a market for our products, it will be very difficult, if not impossible, to attract franchisees interested in selling our products.

Our operating results and revenue may be subject to fluctuations caused by many economic factors associated with our industry and the markets for our products and services, which, in turn, may individually and collectively affect our revenue, profitability and cash flow in adverse and unpredictable ways.

Quarterly and annual results of operations may be affected by a number of factors associated with our industry and the markets for our products and services, including those listed below, which in turn could adversely affect our revenue, profitability and cash flow in the future.

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

The strength of our cryptographic and other e-security technologies is constantly being tested by computer professionals, academics and “hackers.” Any significant advance in the techniques for attacking e-security solutions could make some or all of our products obsolete or unmarketable. If a third party successfully “hacks” any of our products and makes its findings public, then we may need to dedicate engineering and other resources to eliminate the published vulnerabilities. Customers could require that we replace some or all of their Priviam authenticators with authenticators that are more secure. If we are required to make these replacements or if we cannot address the vulnerabilities in our products in a timely fashion, then our business and operating results could be adversely impacted. In addition, our customers and potential customers could perceive our products as unreliable, making it more difficult for us to sell our products.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.   We have examined and evaluated our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2008.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2008. Our independent registered public accounting firm has issued a report dated April 14, 2009 that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without additional capital or financing becoming available. Our ability to continue as a going concern ultimately depends on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additional stock offerings may dilute current stockholders .

Given our expansion plans and our expectation that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants.  The issuance of additional capital stock may dilute the ownership of our current stockholders.

Being a public company will increase our administrative costs and may add other burdens .

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

Item 3. Legal Proceedings

Other than as noted below, we are not a party to any pending legal proceeding nor is the property of the Company subject to a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial statements of the Company’s business.

Priviam, Inc., a New Jersey corporation, formerly known as EncryptaKey, Inc., a New Jersey corporation vs. Kelly Owen, Owen Consulting LLC, and EncryptaKey, Inc., a Nevada corporation.

The case as filed on July 23, 2008 in the Superior Court of the State of California, In and For the County of Orange, Santa Ana, California.  Case No. 30-2008-00109638.  Judge assigned is Judge David Chaffee, Department C17. Case was filed on July 23, 2008.  The trial date is September 21, 2009. Claims in the case are breach of fiduciary duty against Kelly Owen, conversion against all three named defendants, fraud- concealment against Kelly Owen, and an action for an accounting. Relief sought is rescission of agreement, monetary damages in excess of $3 million, and rights to IP. We claim that Owen absconded with investment funds of EK- New Jersey and then attempted to undo his duties to corporation (Owen was sole officer and director) by trying to return some shares and take IP back into control.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock.

As of April 15, 2009, we had 44,193,528 shares of common stock issued and outstanding and approximately 76 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance under an equity compensation plan as of December 31, 2008.

Recent Sales of Unregistered Securities

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

The Company has sufficient funds to complete initial product development within a three month period and sustain its operations six months beyond product development completion.  The Company anticipates additional funding required during the product rollout cycle for operations growth and customer pilot programs.

Product research and development performed during the duration of this plan will address scalability issues of database and hardware over the short term.  On a more long range basis, research and development will continue in the same areas as that which produced the Company’s product and services, with an eye to spin-offs from the technology for future projects and fine-tuning of the present system.  There are several modules in the works to expand the utility of the device.  There will be continued perfection of the PriviCom device, including finalizing the programming of the Associated Portal and the operating system.

There are no plans for the purchase of significant capital equipment for the first six months of the research and development phase.  Additional capital equipment purchases are scheduled as funding permits.  These purchases are related to telecom services expansion of the current infrastructure systems and biometric hardware devices required for customer fulfillment.

Employee growth will be minimal during the next twelve months and will increase significantly after completion of additional financing.  The company anticipates the addition of 18 to 25 employees by the first part of 2010.

Results of Operations for the Years Ended December 31, 2008 and 2007

We generated no income and incurred expenses of $107,487 for the year ended December 31, 2008, for a net loss of $48,009 after a forgiveness of debt.

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

Liquidity and Capital Resources

As of December 31, 2008 we had current assets of $21,121. Our total liabilities as of December 31, 2006 were $1,264,429. Thus, our working capital as of December 31, 2007 was $0. As discussed in “Description of Business and Plan of Operation, above, we anticipated no revenue in 2008 and expenditures of approximately $500,000 to $1,000,000 for Portal equipment software and infrastructure through December 31, 2008.

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

We relied on proceeds of private sales of our common stock to fund our operations during the year ended December 31, 2007. We will need to raise additional funds over the next twelve months, through borrowing or through sales o securities, in order to continue to pursue our business plan in 2008.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $3,760,062 for the period from inception (June 24, 2003) through December 31, 2008 and are not presently generating any revenue. We do not anticipate generating any revenue in 2008.  Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Fiscal Year

The Company operates on a December 31 st fiscal year end.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, " Earnings per Share ". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

Decembers 31 ,	2008	2007

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(2,231,657)	$(1,055,117)

Denominators for Basic EPS
Weighted average of shares outstanding	50,331,317	39,818,551

Basic and Diluted Earnings/(Loss) Per Share	$(0.04)	$(0.03)

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

Statement No. 151   Inventory Costs -an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152   Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate , to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions .

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects , states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153   Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions , is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Priviam, Inc.
(formerly EncryptaKey, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Priviam, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, and since inception from June 23, 2003 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Priviam, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, and since inception from June 23, 2003 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $4,031,414 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 8, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$497	$-
Prepaid expenses and current deposits	523	-
Total current assets	1,020	-

Fixed assets, net of accumulted depreciation of $837
and $0 as of 12/31/08 and 12/31/07, respectively	5,383	-

Total assets	$6,403	$-

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$41,570	$59,478
Notes payable, net of discount	112,500	1,204,950
Total current liabilities	154,070	1,264,428

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 44,193,528 and 15,762,600 shares issued
and 42,305,491 and 13,874,563 shares outstanding
as of 12/31/08 and 12/31/07, respectively	4,420	1,576
Additional paid-in capital	4,070,713	2,637,435
(Deficit) accumulated during development stage	(4,031,414)	(3,712,053)
Less common stock in Treasury (1,888,037 shares)	(191,386)	(191,386)
	(147,667)	(1,264,428)

Total Liabilities and Stockholders' Equity	$6,403	$-

The accompanying notes are an integral part of these statements

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Statements of Operations

	For the years ended		June 23, 2003
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Expenses:
Advertising and promotion	$-	$-	$129,961
Depreciation	837	-	837
General and administrative expenses	132,143	-	468,605
Research and development	-	-	1,066,327
Professional fees	179,520	-	213,520
Total expenses	312,500	-	1,879,250

Other income and (expense):
Interest income	-	-	44
Interest expense	(66,338)	-	(69,861)
Total other expenses	(66,338)	-	(69,817)

Operating loss	(378,838)	-	(1,949,067)

Extraordinary items:
Loss on discontinued operations	-	(2,231,657)	(2,231,657)
Gain on forgiveness of debt	59,478	-	149,310
Total other expenses	59,478	(2,231,657)	(2,082,347)

(Loss) before provision for taxes	(319,360)	(2,231,657)	(4,031,414)

Provision for income taxes	-	-	-

Net (loss)	$(319,360)	$(2,231,657)	$(4,031,414)

Weighted average number of
common shares outstanding - basic and fully diluted	25,582,154	15,476,769

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.14)

The accompanying notes are an integral part of these statements

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Statements of Stockholders' (Deficit)

							Deficit
							Accumulated
	Issue	Price Per	Common Stock		Paid in	Subscriptions	During the Development	Treasury	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Stock	Equity
Balance at inception, June 24, 2003			7,692,308	$769	$2,233	$-	$(4,502)		$(1,500)

Adjustment effected in reverse
acqusition	15-Aug-03	$0.007	17,493,846	1,749	115,881		4,502		122,132

Net (Loss)							(152,649)		(152,649)

Balance, December 31, 2003			25,186,154	2,518	118,114	-	(152,649)	-	(32,017)

Common shares issued for cash	15-Mar-04	$0.13	115,385	12	14,988				15,000
Common shares issued for cash	15-Jul-04	$0.32	769,231	77	249,923				250,000

Net (Loss)							(186,297)		(186,297)

Balance, December 31, 2004			26,070,770	2,607	383,025	-	(338,946)	-	46,686

Common shares re-purchased by the
Company and retired	01-Jan-05	$0.003	(14,355,385)	(1,436)	(41,771)				(43,207)

Net (Loss)							(87,334)		(87,334)

Balance, December 31, 2005			11,715,385	1,171	341,254	-	(426,280)	-	(83,855)

Common shares issued for purchase
of technology	28-Sep-06	$0.0003	1,692,308	169	381				550

Common shares issued for cash	12-Dec-06	$0.30	1,933,538	193	1,885,007	(500,000)			1,385,200

Net (Loss)							(1,054,118)		(1,054,118)

Balance, December 31, 2006			15,341,231	1,533	2,226,642	(500,000)	(1,480,398)	-	247,777

Cash received on subscriptions						500,000			500,000

Common shares issued for cash	07-Feb-07	$0.30	225,640	23	219,977				220,000

Common shares issued to purchase assets	07-Feb-07	$0.30	195,729	20	190,816				190,836

Common shares returned to treasury
for sale of assets	15-Nov-07		(1,888,037)					(191,386)	(191,386)

Net (Loss)							(2,231,656)		(2,231,656)

Balance, December 31, 2007			13,874,563	1,576	2,637,435	-	(3,712,054)	(191,386)	(1,264,429)

Common shares issued to settle debt	31-Mar-08	$0.31	1,215,384	122	1,204,828				1,204,950

Common shares issued for executive
compensation	01-Jul-08	$0.00	6,000,000	600	1,350				1,950

Common shares issued for asset acqusiton	01-Jul-08	$0.00	7,692,308	769	1,731				2,500

Common shares returned and cancelled	01-Jul-08	$0.00	(3,692,308)	(369)	369				-

Adjustment to Reconcile to Transfer Agent	01-Jul-08		(183,302)	(18)	-				(18)

Warrants issued with note payable	01-Jul-08				225,000				225,000

Common shares issued for
Executive compensation	28-Aug-08	$0.00	12,000,000	1,200	-				1,200

Common shares issued to purchase	28-Aug-08	$0.00
assets			5,000,000	500	-				500

Common Shares issued for services	28-Aug-08	$0.00	10,000	1	-				1

Common shares issued for services	18-Nov-08	$0.00	388,846	39	-				39

Net (Loss)							(319,360)		(319,360)

Balance, December 31, 2008			42,305,491	$4,420	$4,070,713	$-	$(4,031,414)	$(191,386)	$(147,667)

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

The accompanying notes are an integral part of these statements

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Statements of Cash Flows

	For the years ended		June 24, 2003
	December 31,		(Inception) to
	2008	2007	December 31, 2008
Operating activities
Net (loss)	$(319,360)	$(2,231,657)	$(4,031,414)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Loss of discontinued operations	-	-	-
Stock issued to founders	-	(550)	3,002
Stock issued for services	6,172	-	6,172
Gain on forgiveness of debt	(60,619)	-	(60,644)
Adjustment for reverse acquisition	-	-	117,630
Stock issued to purchase asset	-	-	191,386
Depreciation and amortization	837	-	837
Amortization of warrants and beneficial conversion feature	112,500	-	112,500
Changes in operating assets and liabilities:
Increase (decrease) in employee loans	-	-	-
Increase (decrease) in prepaid expense	523	-	523
Increase (decrease) in accounts payable	41,570	59,478	101,074
Increase (decrease) in wages payable	-	-	-
Net cash (used) by operating activities	(218,377)	(2,172,729)	(3,558,934)

Investing activities
Treasury stock	-	-	(191,386)
Stock issued for asset payment	(3,000)	-	(3,000)
Purchase of fixed assets	(3,126)	61,224	(3,126)
Net cash provided (used) by investing activities	(6,126)	61,224	(197,512)

Financing activities
Proceeds received from note payable, net	225,000	1,204,951	225,000
Stock issued to settle debt	-	-	1,204,950
Purchase and cancellation of treasury stock	-	-	(43,207)
Issuances of common stock, net	-	720,000	2,370,200
Net cash provided (used) by financing activities	225,000	1,924,951	3,756,943

Net increase in cash	497	(186,554)	497
Cash - beginning	-	186,554	-
Cash - ending	$497	$-	$497

Supplemental disclosures:
Interest paid	$-	$10,033	$13,556
Income taxes paid	$-	$-	$-

Non-cash transactions:
Stock issued to founders	$-	$-	$3,002
Gain on foregiveness of debt	$59,478	$-	$59,478
Adjustment for reverse acquisition	$-	$-	$117,630
Stock issued for services	$6,133	$-	$6,133
Stock issued to settle debt	$1,204,950	$-	$1,204,950
Stock issued to purchase asset	$3,000	$191,386	$194,386
Stock returned to treasury for sale of assets	$-	$(191,386)	$(191,386)
Depreciation and amortization	$401	$-	$401
Amortization of warrants and beneficial conversion feature	$112,500	$-	$112,500
Number of warrants issued for financing costs	2,250,000	-	2,250,000

The accompanying notes are an integral part of these statements

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE  2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:
	December 31
	2008	2007

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(319,360)	$(2,231,657)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	25,582,154	15,476,769

Basic and Diluted Earnings/(Loss) Per Share	$(0.01)	$(0.14)

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

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE  2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line basis over their useful lives.  Computer Equipment is depreciated over three years and furniture is depreciated over five years.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

NOTE 3.        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company is in its development stage and has never generated revenues.  The Company has accumulated a loss of $4,031,414 during its development stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

The Company continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.        NOTES PAYABLE – SHAREHOLDERS

During the year ended December 31, 2007 the Company had received a total of $1,204,950 in loans from company shareholders that have been settled through the issue of 1,215,384 post-split shares of commons stock.

On July 1, 2008, the Company executed a promissory note for $225,000 due to SH Equity Partners, LLC, a related party.  The principal balance must be repaid at the earlier of June 30, 2009 or upon receipt of $2 million in financing.  The note bears no interest.  The holder can elect to convert part or all of the debt into shares of common stock at a rate of $0.077 per share.  The holder also received 2,225,000 warrants with a five year life and an exercise price of $0.01 per share.  As of December 31, 2008, the principal balance was $225,000 net of debt discount totaling $112,500.  During the year ended December 31, 2008, the Company recorded amortization of the fair value of the warrants and the beneficial conversion feature of $112,500.

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 5.        STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized 20,000,000 shares of preferred stock at a $0.0001 par value and currently has zero shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001 per share.  As of December 31, 2008, there were 43,804,682 shares of common stock outstanding.  On August 7, 2006, the Company exercised a 5 for 1 forward stock split.  On July 1, 2008 the Company executed a 1 for 3.25 reverse stock split.  All share amounts herein are adjusted to give effect to the stock split and have also been adjusted to reflect the adjusted equity resulting from the August 15, 2003 reverse merger.

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

During 2004, the Company issued 884,616 post-split shares of common stock in the following transactions:

•	On March 15, 2004, the Company issued 115,385 shares for $15,000 cash in a private placement.

•	On July 15, 2004 the Company issued 769,231 shares in a private placement for $250,000 cash.

During 2005, the Company received 14,355,385 common shares into its treasury from a shareholder for cash and other property valued at $43,207.

During 2006, the Company issued 3,625,826 shares of common stock in the following transactions:

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

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 5.        STOCKHOLDERS’ EQUITY (Continued)

During 2007, the Company issued 421,369 common shares in the following transactions:

•
On February 7, 2007 the Company issued 225,640 common shares in a private offering at $0.30 per pre-split share for $220,000 and received cash on outstanding subscription receivable in the amount of $500,000.

•	On February 7, 2007 the Company issued 195,729 common shares at $0.30 per pre-split share to purchase fixed assets valued at $190,836.

•
On November 15, 2007 the Company received 1,888,037 common shares for the sale of all assets with a net value of $191,386.  The shares were returned to treasury stock.  However, the shares are being held in physical certificate form by the Company pending the outcome of outstanding litigation.

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

As of December 31, 2008, there have been no additional issuances of common stock

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 6.        WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2008 and 2007 and changes during the years ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	-	$0.00
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2007	-	$0.00
Granted	2,225,000	$0.01
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2008	2,225,000	$0.01

Warrants exercisable at December 31, 2007	-	$0.00
Warrants exercisable at December 31, 2008	2,225,000	$0.01

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2008:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.01	2,225,000	4.50	$0.01
	2,225,000	4.50	$0.01

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.01	2,225,000	$0.01
	2,225,000	$0.01

The assumptions used in computing fair value of warrants are as follows:

Expected stock price volatility	86.00%
Risk free interest rate	3.33%
Expected term (years)	5.00
Weighted average fair value of stock warrants granted	$0.30

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 7.        COMMITMENTS AND CONTINGENCIES - RELATED PARTY

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

Contingency

On September 20, 2006, an Officer of the Company entered into a settlement agreement with an individual who was to be employed with the company as the result of a planned merger that was cancelled.  The settlement agreement stipulated the issue of 4,000,000 common shares in settlement of all outstanding issues between the parties involved which included the Company.  The Officer of the Company agreed to transfer shares from his personal holdings in settlement of this contingency.

NOTE 8.        SALE OF ASSETS

On November 15, 2007 the Company sold all its assets to a related party for the return of 1,888,037 common shares valued at $191,386 and ended its consulting contract with Owen Consulting, LLC.  The shares are held in treasury and have not been cancelled, pending the outcome of outstanding litigation.

NOTE 9.        PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $827,654 as of December 31, 2008 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $3,762,062.  The total valuation allowance is a comparable $827,654.

The provision for income taxes for the period ended December 31, 2008 and 2007 follows:

Year Ended December 31,	2008	2007
Deferred Tax Asset	$10,562	$490,965
Valuation Allowance	(10,562)	(490,965)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 9.        PROVISION FOR INCOME TAXES (Continued)

Below is a chart showing the estimated federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
2003	$152,649	2023
2004	183,297	2024
2005	87,334	2025
2006	1,054,117	2026
2007	2,231,656	2027
2008	53,009	2028

Total	$3,762,062

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

Statement No. 154 – Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS #154), “Accounting Changes and Error Corrections.”  SFAS #154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS #154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS #154 is not expected to have a material impact on the Company’s financial statements and disclosures.

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

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE  10.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS (Continued)

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

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE  10.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS (Continued)

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

Staff Accounting Bulletin No. 110

In December 2007, the SEC issued SAB No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of December 31, 2008 as discussed below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.
Our executive officers and directors and their respective ages as of December 31, 2008 are as follows:

Name	Age	Position(s) and Office(s) Held
Louis Jack Musetti	52	President, Chief Executive Officer and Director

Tommy Stianson	32	Chief Technology Officer and Director

Daniel Urrea	37	Chief Financial Officer and Director

Val Horvatich	50	Director

Richard Urrea	44	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jack Musetti, President, Chief Executive Officer and Director

Louis Jack Musetti is Chairman of the Board of Directors, President and Chief Executive Officer of Priviam, Inc. since June 2008.  Mr. Musetti has extensive executive level experience in business development and risk management combined with strong P&L, general management and strategic planning ability in both commercial and defense technology industries.  Prior to joining Priviam, Mr. Musetti was CEO of Nanopower Technologies, a developer and manufacture of Radio Frequency Identification (RFID) Integrated Circuits, NASA/JPL MEMS Silicon Microgyro microelectronics and advanced CMOS design libraries.

Daniel Urrea, Chief Financial Officer and Director

Daniel Urrea is the Chief Financial Officer and Director of Priviam, Inc. He has held the top financial positions in both Sycom international, Inc. and Klaire International, Inc. In 1995 Mr. Urrea earned his Bachelor’s degree in Business Administration with a concentration in Finance from the Robert O. Anderson School of Business at the University of New Mexico.

Tommy Stiansen, Chief Technical Officer and Director

Tommy Stiansen is the Chief Technical Officer and Director of Priviam, Inc. He founded Pluto Communications in 2002.  Tommy has help previous positions a Director of Research and Development at Combined Networks, AS, and in the technical project management at SAS. He has participated in several development environments within Unix and Linux. For the last four years he has specialized in development for billing and management solutions for telecom systems and in specialized network security.

Val Horvatich, Director

Val Horvatich is a Director of Priviam. He has extensive experience in the high tech sectors of defense and aerospace industries, covering ground vehicles, aviation and soldier related systems and electronics. He has held executive level positions in General Management, Operations and Engineering for BAE Systems, Inc., Armor Holdings, Inc. and United Defense Industries, and has successfully established and led startup businesses for three separate organizations. Mr. Horvatich also supported Mr. Musetti as an operations consultant during the successful start up and establishment of Mobile Dynamics, a developer of secured high-speed communications solutions for DoD.  Recently, as Vice President and General Manager of Firetrace Aerospace, Mr. Horvatich established a firm industry lead position for this startup., taking sales to $15M/yr in eighteen months. Mr. Horvatich holds a B.S. in Engineering, Industrial Management from the California State University-San Jose.

Richard Urrea, Director

Richard Urrea is a Director of Priviam, Inc. Rick was the President of the oil-industry data communications firm Sycom International, Inc (1997-1999). While there he led the Company from the startup to the roll out of its national marketing plan and to the implementation of its manufacturing plan. In addition, he served as President of Klaire international, Ltd., a distributor of automotive parts in Latin America.  Mr. Urrea received his Bachelor’s of Business Administration in Marketing and Business Broadcasting from Baylor University’s Hankhammer School of Business in 1989.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

Other than as noted below, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers. Daniel Urrea and Richard Urrea, two of the Company's directors, are brothers.

Employment Agreements

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

For the fiscal year ending December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of Priviam common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no reports were required, during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Jack Musetti	2008	0	0	600	0	0	0	0	600-
Daniel Urrea	2008	0	0	400	0	0	0	0	400
Tommy Stianson	2008	0	0	400	0	0	0	0	400
Alan Shinderman (1)	2007	0	0	0	0	0	0	0	0
Kelly Owen (2)	2006	0	0	0	0	0	0	0	0
Francisco Schipperheijin (3)	2006	0	0	0	0	0	0	0	0
	2005	(3,160)	0	0	0	0	0	0	(3,160)

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

Narrative Disclosure to the Summary Compensation Table

Except as disclosed below, we did not compensate our executive officers for services rendered during the fiscal year ended December 31, 2008 or 2007.

The amounts disclosed as “All Other Compensation” relate to consulting fees earned by our executive officers for the periods indicated.

On October 1, 2006, we entered into a Consulting Agreement with Owen Consulting, LLC, an entity owned and controlled by our director and sole officer, Mr. Kelly Owen to provide consulting services to us, primarily related to the development of our Priviam technology and to run our operations. The Consulting Agreement is effective for a period of one year commencing October 1, 2006 and we have a right to cancellation anytime upon thirty (30) days written notice. Under the terms of the Consulting Agreement, Owen Consulting, LLC, is compensated for services rendered to us at a rate of $25 per hour. The total compensation paid to Owen Consulting, LLC, during the fiscal year ended December 31, 2006 was $890,000; approximately $20,000 per month of which went to Mr. Owen directly. This compensation is included in the summary compensation table above in “All Other Compensation.”

In addition, on September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, pursuant to which we acquired technology called the “Priviam Secure Communication Portal” as described in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. The aggregate fair value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “All Other Compensation.”

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Compensation of Directors

During the year ended December 31, 2008, members of the Company's board of directors were granted shares of the Company's common stock as compensation for serving in the board. The shares granted to directors were as fallows:

Daniel Urrea	4,000,000 shares
Tommy Stianson	4,000,000 shares
Richard Urrea	4,000,000 shares
Val Horvatich	2,000,000 shares

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table identifies, as of April 15, 2009, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Louis Jack Musetti (2)	6,000,000	13.6%
Tommy Stianson	4,000,000	9.1%
Daniel Urrea	4,000,000	9.1%
Richard Urrea	4,000,000	9.1%
Val Horvatich	2,000,000	4.5%

All executive officers and directors as a group (consisting of 5 individuals)	20,000,000	45.3%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 44,193,528 shares of Common Stock outstanding on April 15, 2009, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 15, 2009. Except as otherwise indicated, the address of each person named in this table is c/o Priviam, Inc., 19200 Von Karman Ave., Ste. 500, Irvine, CA 92612.

(2) Louis Jack Musetti holds voting and dispositive power over the shares held by Musetti & Associates, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans .

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

On September 28, 2006, we entered into an Asset Purchase Agreement with Owen Consulting LLC, a California limited liability company. Pursuant to that agreement, we acquired assets consisting of all right, title and interest in technology commonly known as the PriviCom Secure Communication Portal and memorialized in a patent application pending before the Patent and Trademark Office as application no. 60745514, filed April 24, 2006, titled “Invisidesk Private Communication, Authentication and Connection Portal” and the related intellectual property in exchange for 5,500,000 shares of our restricted common stock. Owen Consulting LLC is wholly owned and controlled by Mr. Owen, our former Chief Executive Officer and former Chief Financial Officer.

On October 1, 2006, we entered into a Consulting Agreement with Owen Consulting, LLC, an entity owned and controlled by our director and sole officer, Mr. Kelly Owen to provide consulting services to us, primarily related to the development of our Priviam technology and to run our operations. The Consulting Agreement is effective for a period of one year commencing October 1, 2006 and we have a right to cancellation anytime upon thirty (30) days written notice. Under the terms of the Consulting Agreement, Owen Consulting, LLC, is compensated for services rendered to us at a rate of $25 per hour. The total compensation paid to Owen Consulting, LLC, during the fiscal year ended December 31, 2006 was $890,000.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 were approximately $13,500 and $10,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended on March 12, 2007. (1)

3.2	By-laws, as amended. (2)

3.3	Restated Certificate of Incorporation of Priviam, Inc. (f/k/a EncryptaKey, Inc.), dated August 1, 2008 (5)

10.1	Asset Purchase Agreement with Owen Consulting, LLC, dated September 28, 2006. (2)

10.2	Asset Purchase Agreement with Owen Consulting, Inc. dated February 5, 2007. (3)

10.3	Technology Asset Purchase Agreement by and Between the Company and Nexicon, Inc. (3)

10.4	Employment Agreement of Tommy Stianson (4)

10.5	Employment Agreement of Daniel Urrea (4)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Annual report on Form 10-KSB filed on April 17, 2007.
(2)	Incorporated by reference to Current report on Form 8-K filed on October 4, 2006.
(3)	Incorporated by reference to Current report on Form 8-K filed on February 9, 2007.
(4)	Incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2008.
(5)	incorporated by reference to Current Report on Form 8-K filed on August 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVIAM, INC.

May 12, 2009	By:	/s/ Louis Jack Musetti
Louis Jack Musetti
President, Chief Executive Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

May 12, 2009	By:	/s/ Louis Jack Musetti
Louis Jack Musetti
President, Chief Executive Officer and Director

May 12, 2009	By:	/s/ Daniel Urrea
Daniel Urrea
Chief Financial Officer and Director

May 12, 2009	By:
Tommy Stianson
Chief Technology Officer and Director

May 12, 2009	By:
Val Horatich
Director

May 12, 2009	By:	/s/ Richard Urrea
Richard Urrea
Director