Form 10-Q
period 2009-03-31
PRIVIAM, INC.
filed 2009-05-29
CIK 1120088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The number of shares of common stock outstanding as of May 29, 2009 was 44,193,528.

Priviam, Inc.
Form 10-Q
For the Quarter ended March 31, 2009

Table of Contents

Item 1.  Condensed Financial Statements

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Condensed Balance Sheets

	March 31, 2009	December 31, 2009

Assets

Current assets:
Cash	$1,503	$497
Prepaid expenses and current deposits	523	523
Total current assets	2,026	1,020

Fixed assets, net of accumulted depreciation of $1,329
and $837 as of 3/31/09 and 12/31/08, respectively	4,891	5,383

Total assets	$6,917	$6,403

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$58,800	$41,570
Notes payable, net of discount	178,750	112,500
Total current liabilities	237,550	154,070

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 44,193,528 and 15,762,600 shares issued
and 42,305,491 and 13,874,563 shares outstanding
as of 12/31/08 and 12/31/07, respectively	4,420	4,420
Additional paid-in capital	4,070,713	4,070,713
(Deficit) accumulated during development stage	(4,114,380)	(4,031,414)
Less common stock in Treasury (1,888,037 shares)	(191,386)	(191,386)
	(230,633)	(147,667)

	$6,917	$6,403

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Condensed Statements of Operations

	For the three months ended		June 23, 2003
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Expenses:
Advertising and promotion	$-	$-	$129,961
Depreciation	492	-	1,329
General and administrative expenses	9,112	-	477,717
Research and development	-	-	1,066,327
Professional fees	16,920	-	230,440
Total expenses	26,524	-	1,905,774

Other income and (expense):
Interest income	-	-	44
Interest expense	(56,442)	-	(126,303)
Total other expenses	(56,442)	-	(126,259)

Operating loss	(82,966)	-	(2,032,033)

Extraordinary items:
Loss on discontinued operations	-	-	(2,231,657)
Gain on forgiveness of debt	-	59,478	149,310
Total other expenses	-	59,478	(2,082,347)

(Loss) before provision for taxes	(82,966)	59,478	(4,114,380)

Provision for income taxes	-	-	-

Net (loss)	$(82,966)	$59,478	$(4,114,380)

Weighted average number of
common shares outstanding - basic and fully diluted	25,582,154	15,476,769

Net (loss) per share - basic and fully diluted	$(0.00)	$0.00

Priviam, Inc.
(formerly EncryptaKey, Inc.)
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		June 24, 2003
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Operating activities
Net (loss)	$(82,966)	$59,478	$(4,114,380)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Loss of discontinued operations	-	-	-
Stock issued to founders	-	-	3,002
Stock issued for services	-	-	6,172
Gain on forgiveness of debt	-	(59,478)	(60,644)
Adjustment for reverse acquisition	-	-	117,630
Stock issued to purchase asset	-	-	191,386
Depreciation and amortization	492	-	1,329
Amortization of warrants and beneficial conversion feature	56,250	-	168,750
Changes in operating assets and liabilities:
Increase (decrease) in employee loans	-	-	-
Increase (decrease) in prepaid expense	-	-	523
Increase (decrease) in accounts payable	17,230	-	118,304
Increase (decrease) in wages payable	-	-	-
Net cash (used) by operating activities	(8,994)	-	(3,567,928)

Investing activities
Treasury stock	-	-	(191,386)
Stock issued for asset payment	-	-	(3,000)
Purchase of fixed assets	-	-	(3,126)
Net cash provided (used) by investing activities	-	-	(197,512)

Financing activities
Proceeds received from note payable, net	10,000	(1,204,950)	235,000
Stock issued to settle debt	-	1,204,950	1,204,950
Purchase and cancellation of treasury stock	-	-	(43,207)
Issuances of common stock, net	-	-	2,370,200
Net cash provided (used) by financing activities	10,000	-	3,766,943

Net increase in cash	1,006	-	1,503
Cash - beginning	497	-	-
Cash - ending	$1,503	$-	$1,503

Supplemental disclosures:
Interest paid	$-	$-	$13,556
Income taxes paid	$-	$-	$-

Non-cash transactions:
Stock issued to founders	$-	$-	$3,002
Gain on foregiveness of debt	$-	$59,478	$59,478
Adjustment for reverse acquisition	$-	$-	$117,630
Stock issued for services	$-	$-	$6,133
Stock issued to settle debt	$-	$1,204,950	$1,204,950
Stock issued to purchase asset	$-	$-	$194,386
Stock returned to treasury for sale of assets	$-	$-	$(191,386)
Depreciation and amortization	$492	$-	$1,329
Amortization of warrants and beneficial conversion feature	$56,250	$-	$168,750
Number of warrants issued for financing costs	-	-	2,250,000

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

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

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

The company is in the business of developing and marketing identity and data security technologies that enable the highest level of secure commercial and financial transaction both in person and over the internet, providing an effective shield to identity theft.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company is in its development stage and has never generated revenues.  The Company has accumulated a loss of $4,114,380 during its development stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Notes payable – shareholders

During the year ended December 31, 2007 the Company had received a total of $1,204,950 in loans from company shareholders that have been settled through the issue of 1,215,384 post-split shares of commons stock.

On July 1, 2008, the Company executed a promissory note for $225,000 due to SH Equity Partners, LLC, a related party.  The principal balance must be repaid at the earlier of June 30, 2009 or upon receipt of $2 million in financing.  The note bears no interest.  The holder can elect to convert part or all of the debt into shares of common stock at a rate of $0.077 per share.  The holder also received 2,225,000 warrants with a five year life and an exercise price of $0.01 per share.  As of March 31, 2009, the principal balance was $225,000 net of debt discount totaling $56,250.  As of March 31, 2009, the Company recorded total amortization of the fair value of the warrants and the beneficial conversion feature of $168,750.

Note 5 – Notes payable

On February 3, 2009, the Company entered into a Loan Payable with William Bosung, a related party for $10,000. The loan is interest-free and has no stated term for repayment.
Note 6 – Stockholders’ equity

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

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Stockholders’ equity (continued)

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

As of March 31, 2009, there have been no additional issuances of common stock

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Warrants

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2008 and March 31, 2009 and changes during the years ended on those dates:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2008	2,250,000	$0.01
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2008	2,225,000	$0.01
Granted	0	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2009	2,225,000	$0.01

Warrants exercisable at December 31, 2008	2,225,000	$0.01
Warrants exercisable at March 31, 2009	2,225,000	$0.01

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.01	2,225,000	4.25	$0.01
	2,225,000	4.25	$0.01

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.01	2,225,000	$0.01
	2,225,000	$0.01

The assumptions used in computing fair value of warrants are as follows:

Expected stock price volatility	86.00%
Risk free interest rate	3.33%
Expected term (years)	5.00
Weighted average fair value of stock warrants granted	$0.30

PRIVIAM, INC.
(Formerly EncryptaKey, Inc.)
(A Development Stage Company)
Notes to Financial Statements

Note 8 – Commitments and contingencies - related party

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

Note 9 – Sale of assets

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this quarterly report, references to “Priviam, Inc.”, “Priviam”, “the Company”, “we”, “us”, and “our” refer to Priviam, Inc.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Plan of Operation

We are still in our relative infancy as a viable commercial entity, and consequently our focus has been on the identification of our market needs and the branding of our company and services. We have completed our technology development and pilot system, which we call “PriviCom,” which functions so as to allow a user to (1) manage his finances, (2) shop online, and (3) access his home or work computer remotely and securely. The PriviCom hardware device is based on low cost Commercial off the Shelf (COTS) hardware which we procure from third party vendors and do not require manufacturing by Priviam. As we enter into established pilot programs and product / service launch we have created a product offering and delivery model which substantially reduces our financial challenges regarding deployment. Priviam is now postured to be able to deliver a viable product to market. The PriviCom hardware utilizes biometric and non-biometric data to secure personal and financial information.

We believe that our Priviam technology has the potential to effectively address a number of security issues plaguing financial institutions and individuals alike. Industry research suggests that identity fraud, bank and credit card fraud and corporate espionage costs have risen to $100B and is ever increasing.

Our first product has been fully developed along with security and provisioning servers, all based on commercially available hardware. In order to launch our product and services, we anticipate that, provided we are successful in raising $700,000, we will be able to enter into mass deployment of the system and enter into several pilot programs during 2009. We do not require any facilities or equipment capable of manufacturing PriviCom in commercial quantities, with several vendors in final vetting, we have not yet entered into a finalized contract with a third party vendor.

The Company does not have sufficient funds to complete initial product pilot programs and product roll out within a three month period and sustain its operations six months beyond product development completion.  The Company anticipates additional funding required during the product rollout cycle for operations growth and customer pilot programs.

Product research and development has been completed and the Company is in the final testing and tuning process of the system. On a more long range basis, research and development will continue in the same areas as that which produced the Company’s follow on products and services, with an eye to spin-offs from the technology for future projects and fine-tuning of the present system.  There are several modules in the works to expand the utility of the device.  There will be continued perfection of the PriviCom device, including finalizing the programming of the Associated Network Administration software.

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

Results of Operations for the three months ended March 31, 2009 and 2008

We did not earn any revenue for the three month period ended March 31, 2009, nor did we earn any revenue for the three month period ended March 31, 2008.

We incurred expenses in the amount of $82,966 for the three month period ended March 31, 2009, compared to $0 for the same period the prior year.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets of $6,917  and current liabilities in the amount of $237,550 with a working capital in the amount of $0.  We anticipated no revenue in 2008 and expenditures of approximately $500,000 to $1,000,000 for Portal equipment software and infrastructure through December 31, 2008.

Cash flows provided by financing activities during the period ended March 31, 2009 consisted of $0 for proceeds related to the sale of common stock and $10,000 for Loans to Related Parties, resulting in a total of $10,000 in cash provided by Financing Activities. Cash used by Investment Activities was $0 for the three month period ended March 31, 2009, and Net Cash Used by Operating Activities was $8,994.

We will need to raise additional funds over the next twelve months, through borrowing or through sales o securities, in order to continue to pursue our business plan in 2009.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have incurred an accumulated total net loss of $4,114,380 for the period from inception (June 24, 2003) through March 31, 2009 and are not presently generating any revenue. We anticipate generating revenue in 2009. Our future is dependent upon successful and sufficient market acceptance of our product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and finally, achieving a profitable level of operations. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2009.  There were no material changes from the risk factors during the three months ended September30, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the three month period ending March 31, 2009.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

N/A

ITEM 6.  Exhibits

EXHIBIT
NUMBER                                DESCRIPTION

3.1	Restated Certificate of Incorporation of Priviam, Inc. (f/k/a EncryptaKey, Inc.), dated August 1, 2008 (incorporated by reference to Current Report on Form 8-K filed on August 7, 2008).

3.2	By-laws, as amended. (Incorporated by reference to Current report on Form 8-K filed on October 4, 2006)

10.1	Technology Asset Purchase Agreement by and Between the Company and Nexicon, Inc.

10.2	Employment Agreement of Tommy Stianson (incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2008)

10.3	Employment Agreement of Daniel Urrea (incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2008)

10.4	Employment Agreement of Rick Urrea (incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2008) b

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of May 2009.

PRIVIAM, INC.

By:	/s/ Louis Jack Musetti
Louis Jack Musetti
President, Chief Executive Officer and Director

By:	/s/ Daniel Urrea
Daniel Urrea
Chief Financial Officer and Director